Form 10QSB
period 2001-07-31
DAKOTA IMAGING INC
filed 2001-10-30
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934  For the transition period from               to
                                           ---------------   ----------------

Commission File Number: 000-33151

                              Dakota Imaging, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

North Dakota                                                         45-0420093
------------                                                         ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    3727 Kingston Drive, Bismarck, North Dakota 58503
-------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (701) 222-3330
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 26, 2001, there were 11,723,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements
-----------------------------





                               DAKOTA IMAGING INC.
                                  BALANCE SHEET
                                  July 31, 2001
                                  (Unaudited)

                                                                             October 31 2000
                                                                             --------------
                                     ASSETS
                                     -------                                     (Audited)
   Current Assets
   --------------
       Cash                                                   $     32,352    $      3,468
       Accounts Receivable                                          50,861          53,280
                                                             --------------  --------------
        Total Current Assets                                        83,213          56,748

   Investments:                                                     45,370         130,996
   ------------

   Fixed Assets:
   -------------
       Property and Equipment                                       95,647          95,647
       Less: Accum Depreciation                                    (78,040)        (66,388)
                                                             --------------  --------------

        Total Fixed Assets                                          17,607          29,259

   Other Assets:
   -------------
       Deferred Tax Benefit                                         81,485           4,526
                                                             --------------  --------------

        Total Other Assets                                          81,485           4,526


            TOTAL ASSETS                                      $    227,675    $    221,529
                                                             ==============  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

   Current Liabilities
   -------------------
       Margin Loan                                                       -           1,302
       Accrued Payroll Liabilities                                     236           2,452
       Notes Payable                                                 6,395          13,937
                                                             --------------  --------------
                                                                                         -
        Total Current Liabilities                                    6,631          17,691
                                                                                         -
   Long-Term Liabilities
   ---------------------
       Notes Payable                                                19,048          26,126
                                                             --------------  --------------

            Total Liabilities                                       25,679          43,817

       Commitments and Contingencies                                     -               -


   STOCKHOLDERS' EQUITY
   Preferred Stock
                                                                         -               -
   Common Stock                                                     11,723          10,000
                                                                         -               -
   Additional Paid-in-Capital                                      429,027               -
   Deferred Consultants Contract                                  (278,438)              -
   Accumulated other comprehensive income(loss)                      9,825         (11,537)
   Accumulated Surplus                                              29,859         179,249
                                                             --------------  --------------

        Total Stockholders' Equity                                 201,996         177,712
                                                             --------------  --------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $    227,675    $    221,529
                                                             ==============  ==============

                               DAKOTA IMAGING INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          ----------------------------------  -----------------------------
                                                                 Three Months Ended                Nine Months Ended
                                                                      July 31                           July 31
                                                          ----------------------------------  -----------------------------
                                                               2001              2000             2001            2000
                                                          ----------------  ----------------  -------------   -------------
Revenues:
---------
      Revenues                                            $       126,404   $        78,749   $    309,219    $    312,786
                                                          ----------------  ----------------  -------------   -------------
Cost of Revenues
----------------
      Salaries                                                     58,634            56,037        182,265         176,555
      Equipment Leasing                                             9,492            13,846         41,798          41,538
                                                          ----------------  ----------------  -------------   -------------
          Gross Profit                                             58,278             8,866         85,156          94,693
Expenses:
---------
      Auto Expenses                                                 3,981             4,832         14,856          16,604
      Advertising                                                     100               933          1,609           4,076
      Depreciation Expense                                          3,884             3,800         11,652          10,090
      Telephone                                                     1,145               803          2,744           2,590
      Consulting                                                   46,406                 -        158,999               -
      Professional Fees                                             1,175             1,720          4,940           4,123
      Rent                                                          2,100             2,100          7,554           5,200
      Employee Benefits                                            10,000                 -         35,099          35,216
      Payroll Taxes                                                 1,396             3,644          7,907          11,270
      Supplies                                                      2,607             2,046          8,446           6,529
      Other Expenses                                                6,232             7,494         24,838          25,572
                                                          ----------------  ----------------  -------------   -------------
          Total Expenses                                           79,026            27,372        278,644         121,270

          Net Income (Loss) from Operations              $        (20,748)  $       (18,506)  $   (193,488)   $     (26,577)

Other Income:
-------------
      Interest Income                                                  84               158            300             449
      Capital Gains(Loss) on Investments                                -                 -        (27,652)         14,609
      Interest Expense                                             (4,551)             (365)        (5,509)           (981)
                                                          ----------------  ----------------  -------------   -------------

          Total Other Income                                       (4,467)             (207)       (32,861)         14,077

          Net Income (Loss) Before Tax                            (25,215)          (18,713)      (226,349)        (12,500)

                                                                        -                                -
      Income Tax Benefit (Expense)                                  8,573             2,807         76,959           4,250
                                                          ----------------  ----------------  -------------   -------------

          Net Income (Loss)                               $       (16,642)  $       (15,906)  $   (149,390)   $     (8,250)
                                                          ================  ================  =============   =============

Basic and diluted loss per common share                             (0.00)            (0.00)         (0.01)          (0.00)
                                                          ----------------  ----------------  -------------   -------------

Weighted Average number of Common Shares
      used in per share calculations                           11,723,000        10,000,000     11,512,106      10,000,000
                                                          ================  ================  =============   =============

                              DAKOTA IMAGING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  ---------------------------------------
                                                                                            Nine Months Ended
                                                                                                 July 31
                                                                                  ---------------------------------------
                                                                                        2001                 2000
                                                                                  ------------------  -------------------


    Cash Flows from Operating Activities:
    -------------------------------------
        Net Loss                                                                  $        (149,390)   $          16,755
                                                                                                                       .
        Adjustments to reconcile net loss to net cash provided (used) to operating activities:
             Depreciation                                                                    11,652                6,290
             Deferred Tax Benefit                                                           (76,959)                   -
             Capital Gains(Losses) on Investments                                            30,742              (14,609)
             Stock issued for Services                                                       92,812                    -
             Changes in operating assets and liabilities:
               Accounts receivable                                                            2,419                1,502
               Accrued Payroll Liabilities                                                   (2,216)              (1,548)
                                                                                  ------------------  -------------------
             Total Adjustments                                                               58,450               (8,365)
                                                                                  ------------------  -------------------
    Net Cash (used in) provided from operating activities                                   (90,940)               8,390


    Cash Flows from Investing Activities:
    -------------------------------------
        Proceeds from Sale of Investments                                                    80,000
        Purchase of Investments
        Capital Expenditures                                                                      -                    -
                                                                                  ------------------  -------------------

    Net Cash (used by) provided from  investing activities                                   80,000                    -


    Cash Flows from Financing Activities:
    -------------------------------------
        Payment on Long-Term Debt                                                           (18,374)              (6,534)
        Margin Loan                                                                          (1,302)                   -
        Long-Term Debt                                                                            -
        Proceeds from issuance of common stock                                               59,500                    -
                                                                                  ------------------  -------------------

    Net Cash provided by financing activities                                                39,824               (6,534)
                                                                                  ------------------  -------------------

    Net Increase (Decrease) in Cash                                                          28,884                1,856

    Cash,  beginning of period                                                                3,468               31,938
                                                                                  ------------------  -------------------

    Cash,  end of period                                                          $          32,352   $            33,794
                                                                                  ==================  ===================


    Supplemental cashflow information:
        Cash Paid for interest                                                    $            5,509  $               616
                                                                                  ==================  ===================
        Cash Paid for income taxes                                                $                -  $                 -
                                                                                  ==================  ===================
        Stock Issued for services                                                          1,485,000                    -
                                                                                  ==================  ===================

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2001 AND 2000

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended July 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal years ended October 31, 2001. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

         Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

NOTE 2 - OPERATING EXPENSES

         In November 2000, a total of $60,000 was paid for legal and consulting fees associated with the registration statement and Form SB-2. These start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as operating expenses, as incurred.

NOTE 3 - COMMON STOCK

On November 22, 2000, the Company approved the issuance of 1,485,000 shares to five individuals pursuant to a two-year consulting agreement. The Company has valued the shares at $.25 per share and the expense will be recognized over the term of the consulting agreements.

In December of 2000 the Company completed a Private Placement Memorandum (dated December 4, 2000 with 35 Investors. The issue was priced at $.25 per share for a total of 238,000 shares making the total outstanding shares of 11,723,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

        The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a provider of ultrasound imaging services to physicians and hospitals in western and central North Dakota. Since our inception in 1991, we have become a leading provider of ultrasound services in our region. We believe that our success is the result of the high level of personal service that we provide to our customers as well as our use of the latest ultrasound technology. We currently use the HDI 5000 ultrasound system, which is manufactured by Advanced Technology Laboratories, a subsidiary of Philips Medical Systems. We are currently seeking to expand our operations and the geographic area of the markets that we serve.

The Use of Ultrasound Imaging. Medical imaging has been an important element of medical diagnosis since the introduction of X-ray technology. As imaging technology has advanced in recent decades, applications of medical imaging have expanded to address increasingly complex disease states and conditions involving soft tissues and internal body organs. While X-ray technology is the dominant method used for visual analysis of hard tissue, such as bone material, the most widely used imaging methods for visual analysis of soft tissues and organs include computed tomography, magnetic resonance imaging, nuclear medicine, X-ray angiography and ultrasound. Each method of soft tissue imaging requires specialized equipment and has different patterns of use and applications. A physician selects the soft tissue imaging method to be used based on a variety of factors, including:

o        the particular disease state or condition to be studied;
o        the status of the patient;
o        image quality; and
o        the cost of the procedure.

Ultrasound was introduced for medical imaging purposes in the late 1950s as a safe and noninvasive method to provide real-time, dynamic images of most major soft tissues and organs. Initially, physicians used ultrasound imaging to assess the general shape, size and structure of internal soft tissues and organs. Obstetricians were among the first physicians outside of radiologists to adopt widespread use of ultrasound imaging. As advances in technology improved the image quality of ultrasound devices, the use of ultrasound imaging expanded to other clinical applications, including examinations for gynecological abnormalities.

Ultrasound systems use low-power, high frequency sound waves emitted by a transducer to produce soft tissue images. The physician places the transducer on the skin or in a body cavity near the targeted area. Tissues and fluids reflect these sound waves and the transducer detects these reflections. Based on these reflections, the ultrasound system's beamformer organizes the sound waves and produces an image for visual examination, using digital or analog signal processing or a combination of the two. Digital signal processing technology allows an ultrasound device to process with greater signal fidelity. As such, digital ultrasound machines produce higher resolution images than analog and analog/digital ultrasound machines.

Standard ultrasound imaging produces a two-dimensional image that physicians use to diagnose and monitor disease states and conditions by analyzing the relative shading of tissues or organs. This is known as grayscale imaging, or two-dimensional imaging when used in cardiology applications. Power Doppler allows physicians to use ultrasound imaging to detect the presence of blood flow through the body. Color Doppler ultrasound imaging expands standard ultrasound imaging further to enable physicians to image the direction and velocity of blood flow.

Physicians currently use ultrasound imaging in a variety of clinical applications. In addition to obstetric and gynecological applications, ultrasound imaging is increasingly used in cardiac imaging. Ultrasound imaging for cardiac function indications, otherwise known as echocardiography, provides the physician an enhanced real-time image of the internal heart structure, including the valves and chambers. The physician uses this image to diagnose coronary artery disease, valvular disease and congenital heart defects. In vascular medicine, physicians determine the presence of a disease state or condition using color Doppler ultrasound to image blood flow in soft tissues, organs and the vascular system.

Our Ultrasound Services. Physicians utilize ultrasound imaging as an effective tool for the noninvasive visual examination of soft tissue. However, they do not have immediate point-of-care access to high-quality ultrasound imaging due to the cost, size and complexity of existing high-quality ultrasound machines. We provide mobile ultrasound services to these physicians and their hospitals on a referral basis. We currently have eleven clients, which use our services on a regular basis.

Customers are serviced on a scheduled basis. Depending on volume, we schedule services at a certain day or time each week. Occasionally, requests for special visits are accommodated. The ultrasound equipment and supplies are loaded in a van, driven to the hospital, unloaded and set up for testing. The technician performs the tests, loads the equipment and travels to the next location. Later, the test results are printed and delivered to the personnel responsible for patient care. The technician provides patient billing information to the hospitals so that they can bill the payer for the service.

Our Equipment. A key component of our business is our ultrasound equipment. In 1992, we purchased the first color Doppler imaging system available in our area. As a result of the growth of our business, we hired a full time ultrasound technician in 1994. In 1999, we upgraded our equipment to the HDI 5000 Ultrasound System, which is considered the industry's most powerful ultrasound system and is manufactured by Advanced Technologies Laboratories, a subsidiary of Philips Medical Systems.

In July 1997, Advanced Technologies Laboratories introduced its fifth generation digital ultrasound system, the HDI 5000 system, for the premium ultrasound market. The HDI 5000 system is believed to be the world's most powerful ultrasound system, capable of performing over 14 billion operations per second, yet is the same physical size as Advanced Technologies Laboratories' previous premium performance product, the HDI 3000 system. The new system incorporates a new, more powerful digital beamformer incorporating four new ASICs (Application Specific Integrated Circuits) which make possible Advanced Technologies Laboratories' MicroFine Grayscale Imaging that provides more subtle tissue information and significantly reduced dot size. At the heart of the HDI 5000 system is a patented new Doppler processor which employs multi-dimensional broadband flow processing to provide new levels of flow sensitivity for deep and small vessels. The HDI 5000 system uses existing HDI scanheads and also operates with three new high-performance broadband scanheads. The HDI 5000cv model of this new system provides advanced performance for the premium cardiology market. The HDI 5000 system has been selected by NASA for launch on the International Space Station in the year 2001, where the system will be operated by astronauts to diagnose the effects of weightlessness and other characteristics of spaceflight on the human body.

The rapid changes in technology mandate that we replace our equipment every one to two years even though the technology has a useful life of significantly longer. Our strategy of frequent equipment upgrades contrasts with our competitor who retains equipment for a longer period of time. Due to the frequent upgrading strategy and strong market for used equipment, especially overseas, we acquired our equipment under an operating lease with the financing division of Advanced Technologies Laboratories. Our lease agreement expires in July 2004 and requires monthly payment of $4,354 plus sales tax. The lease includes a full service maintenance agreement for the term of the lease. At the end of the lease, we have the option of returning the equipment to Advanced Technologies Laboratories or purchasing the equipment.

Our Target Markets and Marketing Strategy. We believe that our primary target market consists of various clinics and hospitals in North Dakota. We intend to target the hospitals in small or rural areas that are unable to maintain their own in-house ultrasound imaging services. We also intend to target hospitals in regions that we do not currently serve. We believe that our current customers will be a source of referrals. Our marketing strategy will focus on establishing relationships with potential customers using our current customers as referrals as well as attempting to schedule meetings with potential customers to demonstrate our capabilities and the type of services they would receive.

Growth Strategy. Our objective is to become a multi-state provider of ultrasound imaging services accompanied by reliable personal service. Our strategy is to continue providing clients with exceptional personal service and ultrasound imaging services. Key elements of our strategy include:

o        increase our relationships with clinics and hospitals;
o increase our relationships with the providers of our ultrasound equipment;
o        provide additional services for businesses and consumers; and

pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our expansion and business development. For example, a potential joint venture candidate could include a provider of a different type of service often provided to clinics and hospitals.

Liquidity and Capital Resources. We had cash of $32,352 as of July 31, 2001. Our total assets (including cash, accounts receivable, property and equipment, deferred tax benefit) were approximately $227,675 and our total liabilities were approximately $25,679 as of July 31, 2001. At July 31, 2001, our total assets exceeded our total liabilities by $201,996.

Results of Operations.

Revenue. For the three months ended July 31, 2001, we generated revenues of approximately $126,404 compared to $78,749 for the corresponding period in 2000. For the nine-month period ended July 31, 2001, we generated $309,219 in revenue compared to $312,786 for the corresponding period in 2000.

Operating Expenses. For the three months ended July 31, 2001, operating expenses totaled $79,026 compared to $27,372 for the corresponding period in 2000. A majority of those expenses relate to payment of salaries and consulting fees and general and administrative expenses. We anticipate that we will continue to incur such expenses. During the nine month period ended July 31, 2001, we incurred operating expenses relating to auto expenses of $14,856, salaries of $182,265, advertising of $1,609, telephone of $2,744, consulting fees of $158,999, professional fees of $4,940, rent of $7,554, employee benefit expenses of $35,099, payroll taxes of 7,907, supplies of $8,446, and other expenses of $24,838.

Our Plan of Operation for the Next Twelve Months. We are a provider of ultrasound imaging services to physicians and hospitals in western and central North Dakota. During the next twelve months, we intend to expand our operations into South Dakota, Minnesota, Montana and other areas of North Dakota. We intend to expand into those areas by locating potential customers and attempting to schedule meetings with potential customers to demonstrate our capabilities and the type of services they would receive. Our ability to expand into those areas will depend on our ability to retain qualified personnel and obtain additional ultrasound equipment.

To effectuate our business plan during the next twelve months, we must maintain our current customer base as well as expand our customer base. We may also require the addition of ultrasound technicians, so that we can consistently provide the type of personal service that has been the basis of our appeal to our current customers. We anticipate that we will use revenues we generate to expand our operations as well as the services that we provide.

However, we may not be able to expand our operations effectively. Our failure to market and promote our ultrasound imaging services will harm our business and future financial performance. In addition, our ability to expand our business and generate additional revenues is materially dependent on our ability to withstand with the rapid changes in ultrasound technology, which mandate that we replace our equipment every one to two years even though the technology has a significantly longer useful life.

We anticipate that we may need to raise additional capital to expand our operations. We may need enough additional funds to obtain additional equipment or hire additional personnel. We do not anticipate that we will need to obtain those additional funds unless and until we have secured new customers. We have not identified any known sources of funding. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected.

In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our current sources of revenue will be sufficient to continue our current operations.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the next twelve months. If we generate significant revenues, we may expand our product line by entering into relationships with third parties. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant additional revenues. We believe our future success depends in large part upon the continued service of our key personnel.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2001, we were contacted by the State of North Dakota Securities Commissioner regarding the sale of our securities in North Dakota. The North Dakota Securities Commissioner requested certain information, including, but not limited to, information on all persons who purchased our shares in the State of North Dakota and the dates of those purchases. In August 2001, we provided responses to the State of North Dakota's inquiries. The North Dakota Securities Commissioner believes that we failed to timely notify the North Dakota Securities Commissioner of securities sales pursuant to Regulation D, Rule 506. Without admitting any culpability, we executed a Consent Order wherein we agreed that should we sell any securities in the state of North Dakota, we will comply with North Dakota state law. We also paid a fine of $2,000.

Item 2. Changes in Securities.
-------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------
None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------
None

Item 5.  Other Information
--------------------------
None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Dakota Imaging, Inc.,
                                        a North Dakota corporation



October 30, 2001               By:      /s/  Lawrence Nieters
                                        -----------------------------------
                                        Lawrence Nieters
                              Its:      President, Treasurer, Director