Form 10KSB
period 2001-10-31
DAKOTA IMAGING INC
filed 2002-01-16
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  For the fiscal year ended October 31, 2001
                                           ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from          to
                                                        ----------  -----------
Commission File Number: 000-33151

                               Dakota Imaging Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)
North Dakota                                                         45-0420093
------------                                                         ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

3727 Kingston Drive, Bismarck, North Dakota                               58503
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (701) 222-3330
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


   Title of each class registered:    Name of each exchange on which registered:
   -------------------------------    ------------------------------------------

               None                                    None
               ----                                    ----

Securities registered under Section 12(g) of the Act:

    Common Stock, Par Value $.001
    -----------------------------
            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $457,940.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 15, 2002, approximately $0.

As of January 15, 2002, there were 11,723,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                       [ ] Yes            [X] No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. Dakota Imaging Inc., a North Dakota corporation, was incorporated in the State of North Dakota on January 31, 1991. Our executive offices are located at 3727 Kingston Drive, Bismarck, North Dakota. Our telephone number is 701.222.3330.

Our Business. We are a provider of ultrasound imaging services to physicians and hospitals in western and central North Dakota. Since our inception in 1991, we have provided ultrasound services in western and central North Dakota. We believe that our success is the result of the personal service that we provide to our customers as well as our use of the latest ultrasound technology. We currently use the HDI 5000 ultrasound system, which is manufactured by Advanced Technology Laboratories, a subsidiary of Philips Medical Systems. During the next twelve months, we intend to expand our operations into South Dakota, Minnesota, Montana and other areas of North Dakota. We intend to expand into those areas by locating potential customers and attempting to schedule meetings with potential customers to demonstrate our capabilities and the type of services they would receive. Our ability to expand into those areas will depend on our ability to retain qualified personnel and obtain additional ultrasound equipment.

To effectuate our business plan during the next three to six months, we must maintain our current customer base, as well as acquire additional equipment so that we may expand our customer base. We believe that we can lease additional equipment by using the revenues generated from our current operations. We may also require the addition of ultrasound technicians, so that we are able to consistently provide the type of personal service that has been the basis of our appeal to our current customers. We do not intend to obtain additional equipment or hire additional personnel unless and until we have secured new customers. We anticipate that we will initially only offer ultrasound services to new customers in the areas within which we currently operate, rather than expand our product offerings into new geographic areas.

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. We have conducted informal discussions with potential acquisition or merger candidates, although we have not conducted any formal negotiations. We cannot guaranty that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

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

Our Ultrasound Services. Physicians utilize ultrasound imaging as an effective tool for the noninvasive visual examination of soft tissue. However, they do not have immediate point-of-care access to high-quality ultrasound imaging due to the cost, size and complexity of existing high-quality ultrasound machines. We provide mobile ultrasound services to these physicians and their hospitals on a referral basis. We currently have eleven clients which use our services on a regular basis.

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

Our Equipment. A key component of our business is our ultrasound equipment. In 1992, we purchased the first color Doppler imaging system available in our area. As a result of the growth of our business, we hired a full time ultrasound technician in 1994. In 1999, we upgraded our equipment to the HDI 5000 Ultrasound System, which is manufactured by Advanced Technologies Laboratories, a subsidiary of Philips Medical Systems.

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

Growth Strategy. Our objective is to become a multi-state provider of ultrasound imaging services accompanied by reliable personal service. Our strategy is to continue providing clients with exceptional personal service and ultrasound imaging services. Key elements of our strategy include:

     o    increase our relationships with clinics and hospitals;
     o increase our relationships with the providers of our ultrasound equipment;
     o    provide additional services for businesses and consumers; and
     o pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our expansion and business development. For example, a potential joint venture candidate could include a provider of a different type of service often provided to clinics and hospitals

Our Competition. The existing medical imaging industry in general, and the existing ultrasound market specifically, is very competitive. The primary bases of competition are image quality, price and ease of use. Our primary competitor in our current market area is DMS Medical Imaging, which is located in Fargo, North Dakota. DMS Medical Imaging is much larger than we are and is a subsidiary of Ottertail Power Company. DMS Medical Imaging operates with ten to twelve ultrasound systems and services the entire state of North Dakota and a significant portion of Minnesota. DMS Medical Imaging also offers a broader range of services to hospitals and clinics, which provides an advantage in certain situations where the hospital desires the additional service to be included in the contract.

We believe that we possess several advantages over DMS Medical Imaging. The size of our operation allows us to provide timely and consistent services to our customers. We believe that our customers place a significant value on our past performance, which has resulted in us retaining our customers for many years without having to lower our prices. In addition, we provide a higher degree of personal service, including the personal delivery of test results to the attending physicians. We believe that this strategy has helped build strong relationships with physicians who use our services.

Another type of competition is the potential for hospitals and clinics to add the capacity for ultrasound services themselves. Larger hospitals have done this and can justify the large investment with the higher volumes. Providing these services requires a large investment in equipment, approximately $180,000 per ultrasound machine, and ultrasound technologists who are in short supply. As a result, unless the hospital or clinic is large, it is unlikely that they would make such an investment. In addition, hospitals in North Dakota have difficulty finding and retaining technologists who are willing to travel to rural areas.

It is common for hospitals, physicians, physician groups, and others in the health care field to form ventures to own and operate medical equipment. We compete with such groups. There are many companies offering general business consulting services. The companies that may compete with us in the future and that currently offer consulting services may be larger and have far greater financial resources than us. Also, if the cost of a particular medical device is reduced and the utilization by physicians increases, more hospitals will be able to afford to acquire their own equipment rather than receive service on a shared basis.

Government Regulation. Various aspects of our current medical business are subject to government regulations at the federal, state and local level. Failure to comply with existing regulations or the enactment of restrictive laws or regulations could impair our operations. While we believe that our operations comply with applicable regulations, we have not sought or received interpretive rulings to that effect. Additionally, we cannot guaranty that subsequent laws, subsequent changes in present laws or interpretations of such laws will not adversely affect our operations.

We may be subject to federal, state and local provisions regulating the discharge of materials into the environment or otherwise for the protection of the environment. We have not spent any funds for compliance with environmental laws. Although our current operations have not been significantly affected by compliance with environmental laws or regulations, federal, state and local governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our operations.

Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets, our technology and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

     o    these agreements will not be breached;
     o    we would have adequate remedies for any breach; or
     o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

Our Research and Development. The high technology ultrasound business is characterized by rapidly evolving technology, resulting in relatively short product life cycles and continuing competitive pressure to develop and market new products and new features for existing products. We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into relationships with third parties.

Employees. As of January 15, 2002, we have three full time employees and no part time employees. We do not currently anticipate that we will hire any employees in the next six months. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel. From time-to-time, we anticipate that we will use the services of independent contractors and consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 3727 Kingston Drive, Bismarck, North Dakota 58503. Lawrence Nieters, our president and a director, currently provides office space to us in exchange for $200 per month added to his salary to defray the cost providing that space. Our shop and storage facilities are located in a separate building in Bismarck, North Dakota.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

====================================== ===============================
              Property                        October 31, 2001
-------------------------------------- -------------------------------
Property and Equipment, net                       $59,109
-------------------------------------- -------------------------------
Cash                                              $42,298
====================================== ===============================


The components of property and equipment consist of the following at October 31, 2001:

         Equipment                                                   $  30,387
         Vehicles                                                    $  99,901
                                                                     ---------
                                                                     $ 130,288
         Less: Accumulated Depreciation                               ($71,179)
                                                                     ---------
         Total                                                       $  59,109

Depreciation is recorded based on the useful life of the fixed assets. The useful lives of the equipment and vehicles are a five-year life. We lease our ultrasound equipment on a long-term lease. The current lease expires in July 2004 and requires monthly payments of $4,354 plus sales tax. The lease includes a full service maintenance agreement for the term of the lease. At the expiration of the lease, we have the option of returning the equipment to the lessor, renew the lease at the fair market value, or purchase the equipment at fair market value.

At October 31, 2001, future minimum lease payments under this operating lease is as follows:


                               2002                   $52,248
                               2003                   $52,248
                               2004                   $30,248


Total equipment lease expense for the fiscal year ended October 31, 2001 and 2000 is $60,042 and $55,382, respectively.

Our Facilities. Our executive, administrative and operating offices are located at 3727 Kingston Drive, Bismarck, North Dakota, 58503. The offices are provided, at no charge, by Lawrence Nieters, our president and a director. We do not have a written lease or sublease agreement and Mr. Nieters does not expect to be paid or reimbursed for providing office facilities. We also leased a 2,400 square foot shop and storage facility located in Bismarck, North Dakota. Our monthly lease payment is $700 and the term is month to month.

Item 3.  Legal Proceedings.
---------------------------

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

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Since December 2001, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "DAKI". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Since December 2001, our common stock had a low bid price of $0.00 per share and a high bid price of $0.00 per share. The bid price is currently approximately $0.00 per share.

831,690 shares of our common stock can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. Rule 144 provides, among other things, that persons holding restricted securities for a period of one year may each sell, assuming all of the conditions of Rule 144 are satisfied, in brokerage transactions every three (3) months an amount of restricted securities equal to one percent (1%) of our outstanding shares of common stock, or the average weekly reported volume of trading during the four calendar weeks preceding the filing of a notice of proposed sale, which ever is more. Rule 144 also provides that, after holding such securities for a period of two (2) years, a nonaffiliate of the company may sell those securities without restriction, other than the requirement that we are current with respect to our information reporting requirements.

On August 20, 2001, we filed an amendment to our registration statement with the SEC to register 1,723,000 shares of our common stock for sale by the selling shareholders. That registration statement was declared effective by the SEC on September 10, 2001.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is sixty four.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
     o    a toll-free telephone number for inquiries on disciplinary actions;
     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
----------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $42,298 as of October 31, 2001. Our total assets (including cash, accounts receivable, property and equipment, deferred tax benefit) were approximately $248,726 and our total liabilities were approximately $64,966 as of October 31, 2001. At October 31, 2001, our total assets exceeded our total liabilities by $183,760.

Results of Operations.

Revenue. For the fiscal year ended October 31, 2001, we generated revenues of approximately $457,940 compared to $408,701 for the fiscal year ended October 31, 2000. Our cost of revenues for the fiscal year ended October 31, 2001 included $254,299 for salaries, and $60,042 for equipment leasing, compared to $234,272 for salaries and $55,382 for the fiscal year ended October 31, 2000. Our gross profit for the fiscal year ended October 31, 2001 was $143,599, compared to a gross profit of $119,047 for the fiscal year ended October 31, 2000.

Operating Expenses. For the fiscal year ended October 31, 2001, operating expenses totaled $389,595 compared to $149,193 for the fiscal year ended October 31, 2000. A majority of the expenses for the fiscal year ended October 31, 2001 relate to payment of consulting fees and professional fees, which were $170,156 for consulting fees, and $65,437 for professional fees. During the fiscal year ended October 31, 2001, we also incurred auto expenses of $18,181, advertising expenses of $1,984, depreciation expenses of $19,817, telephone expenses of $3,621, rent of $9,654, employee benefit expenses of $44,333, payroll taxes of $8,199, supply expenses of $12,400, and other expenses of $35,813. Our net loss from operations was $245,996 for the fiscal year ended October 31, 2001, compared to $30,146, for the fiscal year ended October 31, 2000. The increase in our net loss was primarily due to an increase in consulting fees and professional fees.

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

In the opinion of management, available funds coupled with our anticipated revenues will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our current sources of revenue will be sufficient to continue our current operations.

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. We have conducted informal discussions with potential acquisition or merger candidates, although we have not conducted any formal negotiations. We cannot guaranty that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

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

Item 7.  Financial Statements
-----------------------------





                               DAKOTA IMAGING INC.





                          Audited Financial Statements

                                October 31, 2001













                               Clyde Bailey, P.C.
                           Certified Public Accountant
                            10924 Vance Jackson #404
                            San Antonio, Texas 78230

CLYDE BAILEY P.C.
------------------------------------------------------------------------------
                                                    Certified Public Accountant
                                                       10924 Vance Jackson #404
                                                       San Antonio, Texas 78230
                                                           (210) 699-1287(ofc.)
                                           (888) 699-1287  (210) 691-2911 (fax)

                                                                        Member:
                                                    American Institute of CPA's
                                                         Texas Society of CPA's


Board of Directors
Dakota Imaging Inc.


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheet of Dakota Imaging Inc. (Company) as of October 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years then ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2001 and the results of its operations for the years ended October 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.


                                  Clyde Bailey
                           Certified Public Accountant


San Antonio, Texas
December 28, 2001

                              Dakota Imaging Inc.
                                  Balance Sheet
                             As of October 31, 2001


                                   A S S E T S
                                   -----------
    Current Assets
    --------------
        Cash                                                $          42,298
        Accounts Receivable                                            52,779
                                                            ------------------
              Total Current Assets                                                          95,077
    Investments                                                                             58,070
    -----------

    Fixed Assets
    ------------
        Property and Equipment                                        130,288
        Less: Accumulated Depreciation                                (71,179)
                                                            ------------------
              Total Fixed Assets                                                            59,109

    Other Assets
    ------------
        Deferred Tax Benefit                                           36,470               36,470
                                                            ------------------
                                                                                -------------------
              Total Assets                                                      $          248,726
                                                                                ===================

                              L I A B I L I T I E S
                              ---------------------
    Current Liabilities
    -------------------
        Accrued Expenses                                                9,920
        Accrued Payroll Liabilities                                       236
        Notes Payable                                                   8,814
                                                            ------------------

              Total Current Liabilities                                                     18,970

    Long-Term Liabilities
    ---------------------
        Notes Payable                                                  45,996               45,996
                                                            ------------------
                                                                                -------------------
              Total Liabilities                                                             64,966

        Commitments and Contingencies                                                            -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------
    Preferred Stock
       50,000,000 authorized shares, par value $.001
       no shares issued and outstanding
    Common Stock                                                                            11,723
       100,000,000 authorized shares, par value $.001
       11,723,000 shares issued and outstanding

    Deferred Consultant's Contract                                              $         (201,094)
    Additional Paid-in-Capital                                                             429,027
    Accumlulated other comprehensive income (loss)                                          (3,945)
    Accumulated Surplus                                                                    (51,951)
                                                                                -------------------
              Total Stockholders' Equity (Deficit)                                         183,760
                                                                                -------------------
              Total Liabilities and Stockholders' Equity                        $          248,726
                                                                                ===================






              The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               Dakota Imaging Inc.
                             Statement of Operations


                                                      For the Years Ended
Revenues:                                                 October 31
---------                                        -------------------------------
                                                      2001             2000
                                                 ----------------  -------------
Revenues                                         $       457,940        408,701
--------                                         ----------------  -------------
          Total Revenues                                 457,940        408,701

Cost of Revenues
----------------
      Salaries                                   $       254,299        234,272
      Equipment Leasing                                   60,042         55,382
                                                 ----------------  -------------
          Gross Profit                                   143,599        119,047
Expenses:
---------
      Auto Expenses                                       18,181         21,545
      Advertising                                          1,984          1,501
      Consulting                                         170,156              -
      Depreciation Expense                                19,817         13,890
      Telephone                                            3,621          3,533
      Professional Fees                                   65,437          8,273
      Rent                                                 9,654          7,300
      Employee Benefits                                   44,333         45,956
      Payroll Taxes                                        8,199         13,307
      Supplies                                            12,400          7,809
      Other Expenses                                      35,813         26,079
                                                 ----------------  -------------
          Total Expenses                                 389,595        149,193

          Net Income (Loss) from Operations      $      (245,996)  $    (30,146)

Other Income:
-------------
      Interest Income                                        477            454
      Capital Gains (Losses) on Investments              (15,548)        14,609
      Interest Expense                                    (2,077)        (1,516)
                                                 ----------------  -------------

          Total Other Income (Loss)                      (17,148)        13,547

          Net Income (Loss) Before Tax                  (263,144)       (16,599)

Provision for Income Taxes:
---------------------------
      Income Tax Benefit (Expense)                        31,944          2,490
                                                 ----------------  -------------
          Net Income (Loss)                      $      (231,200)  $    (14,109)
                                                 ================  =============

Basic and Diluted Earnings Per Common Share                (0.02)         (0.00)
                                                 ----------------  -------------

Weighted Average number of Common Shares              11,611,323     10,000,000
                                                 ================  =============
      used in per share calculations  *


      * - Retroactively Restated




              The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               Dakota Imaging Inc.
                        Statement of Stockholders' Equity
                             As of October 31, 2001

                                                                                           Accumulated
                                                                               Deferred       Other
                                                          $0.001    Paid-In   Consultants' Comprehensive  Accumulated  Stockholders
                                            Shares     Par Value   Capital     Contract    Income (Loss)     Surplus       Equity
                                        ------------- ---------- ----------- ------------- ------------- ------------ -------------
Balance, November 1, 1999                 10,000,000  $   10,000 $        -   $         -  $        709  $   193,358  $    203,358

 Comprehensive Income (Loss):
     Net Income                                                                                              (14,109)      (14,109)
     Unrealized Gain (Loss) on securities                                                       (12,246)                   (12,246)
                                                                                                                      -------------
  Total Comprehensive Income (Loss)                                                                                        (26,355)
                                        ---------------------------------------------------------------- --------------------------
Balance October 31, 2000                  10,000,000      10,000          -             -       (11,537)     179,249       177,712

  Stock Issued for Consulting Services     1,485,000       1,485    369,765                                                371,250

  Deferred Consultants' Contract                                                 (201,094)                                (201,094)

  Stock Issued for Cash                      238,000         238     59,262                                                 59,500

 Comprehensive Income (Loss):
     Net Income                                                                                             (231,200)     (231,200)
     Unrealized Income on securities                                                              7,592                      7,592
                                                                                                                      -------------
  Total Comprehensive Income (Loss)                                                                                       (223,608)

                                        ------------- ---------- ------------ ------------- ------------ ------------ -------------
Balance October 31, 2001                  11,723,000  $   11,723 $  429,027   $  (201,094)       (3,945) $   (51,951) $     183,760
                                        ============= ========== ============ ============= ============ ============ =============





              The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                               Dakota Imaging Inc.
                             Statement of Cash Flows

                                                                        For the Years Ended
                                                                            October 31
                                                               --------------------------------------
 Cash Flows from Operating Activities:                               2001                2000
 -------------------------------------                         ------------------  ------------------
 Net Income (Loss)                                             $        (231,200)  $         (14,109)

 Adjustments to reconcile net income (loss) to net cash provided (used)
 to operating activities:
     Depreciation /Amortization                                           19,817              13,890
     Accounts Receivable                                                     501                 785
     Stock Issued for Services                                           170,156                   -
     Deferred Tax Benefit                                                (31,944)                  -
     Accrued Expenses                                                      9,920                   -
     Payroll Liabilities                                                  (2,216)                513
     Capital Gains(Losses) on Investments                                 15,548             (14,609)
                                                               ------------------  ------------------
     Total Adjustments                                                   181,782                 579
                                                               ------------------  ------------------
 Net Cash (Used in) Provided from Operating Activities         $         (49,418)  $         (13,530)

 Cash Flows from Investing Activities:
 -------------------------------------
     Proceeds from Sale of Investments                                    80,000              80,000
     Purchase of Investments                                             (31,358)            (67,754)
     Capital Expenitures                                                 (34,641)            (19,000)
                                                               ------------------  ------------------
 Net Cash (Used in) Provided from Investing Activities         $          14,001   $          (6,754)
                                                               ------------------  ------------------
 Cash Flows from Financing Activities:
--------------------------------------
     Note Payable                                                         14,747             (10,437)
     Common Stock                                                         59,500                   -
                                                               ------------------  ------------------
 Net Cash (Used in) Provided from Financing Activities         $          74,247   $          (10,437)
                                                               ------------------  ------------------

 Net Increase (Decrease) in Cash                               $          38,830   $         (30,721)

 Cash Balance,  Begin Period                                               3,468              34,189
                                                               ------------------  ------------------
 Cash Balance,  End Period                                     $          42,298   $           3,468
                                                               ==================  ==================


 Supplemental Disclosures:
     Cash Paid for interest                                    $          (2,077)  $            1,515
     Cash Paid for income taxes                                $               -   $                -
     Stock Issued for Services                                        1,485,000





              The accompanying notes are an integral part of the
                       Consolidated Financial Statements.

                              Dakota Imaging, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Organization
------------
Dakota Imaging Inc. ("the Company") was incorporated under the laws of the State of North Dakota on January 31, 1991 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 100,000,000 authorized common shares with a par value of $.001 per share and with 10,000,000 common shares issued and outstanding as of October 31, 2000. The Company has a total of 50,000,000 authorized shares of preferred stock with a par value of $.001 and no shares are outstanding. On November 17, 2000, the Company filed a Certificate of Amendment to the Articles of Incorporation with the North Dakota Corporation Commission to increase the authorized common shares to 100,000,000, authorize 50,000,000 in preferred shares, and change the par value to $.001. These financial statements reflect the changes to the Articles of Incorporation.

Revenue Recognition
-------------------
Revenues and directly related expenses are recognized in the period in which they occur. Revenues and related expenses are recognized from the use of the ultra-sound equipment on patients when the services are rendered at various clinics in the North Dakota area. The billings for the services are billed directly to the clinics at the end of the month of the service.

During 1999, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company has a net operating loss carryover of $100,653 that will begin to expire in 2020.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

                              Dakota Imaging, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at October 31, 2001.

Long-Lived Assets
-----------------
Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company has not identified any such impairment losses to date.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

                              Dakota Imaging, Inc.
                          Notes to Financial Statements


Note 1  -  Summary of Significant Accounting Policies (con't)
------------------------------------------------------------

Employers' Disclosure about Pensions and Other Postretirement Benefits
----------------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard. For the year ended October 31, 2001 and 2000, the Company contributed $33,599 and $33,488 to the employees Simplified Employee Pension Plans (SEPP). The Company is not required to match any portion of this amount and there is no un-funded liability.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements

Goodwill and Other Intangible Assets
------------------------------------
In July 2001, the Financial Accounting Standards Board issued Statements of Financial Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations and eliminates the pooling-of-interests method of accounting for combinations for those combinations initiated after July 1, 2001. SFAS No, 141 also includes new criteria to recognize intangible assets separately from goodwill. SFAS No. 142 establishes the accounting and reporting standards from goodwill and intangible lives. Goodwill and intangibles with indefinite lives will no longer be amortized, but, alternatively will be reviewed periodically for indicators of impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not anticipate that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant effect on its results of operations or financial position.

                              Dakota Imaging, Inc.
                          Notes to Financial Statements
Note 2 - Fixed Assets
---------------------
The Company's fixed assets consists of the following at October 31, 2001:

          Equipment                                            30,387
          Vehicles                                             99,901
                                                          ------------
                                                              130,288
          Less: Accumulated Depreciation                      (71,179)
                                                          ------------
          Total                                           $    59,109
                                                          ============

Depreciation is recorded based on the useful life of the fixed assets. The useful lives of the equipment and vehicles is a five-year life.

Note 3  -  Common Stock
-----------------------

In 1991, a total of 1,000 shares of stock were issued for assets and founder services to the founders of the Company. On November 20, 2000, the Company approved a 1000/1 forward split of the common shares making the total shares outstanding as 10,000,000 as of November 20, 2000. These financial statements reflect this forward reverse and have been retroactively restated.

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

Note 4 - Comprehensive  Income
------------------------------

The carrying amounts of marketable securities as shown in the accompanying balance sheet and their approximate market values at October 31, 2001 are as follows:

                                                       Gross                  Gross
                                                    Unrealized             Unrealized               Market
                                 Cost                  Gains                 Losses                 Value
                           -----------------      -----------------     -----------------      -----------------
Available for sale:
      Mutual Funds         $         64,047       $              -      $          5,977       $         58,070

                           -----------------      -----------------     -----------------      -----------------
                           $         64,047       $              -      $          5,977       $         58,070

Sales of available for sale securities were $80,000 and $ 80,000 for the years ended October 31, 2001 and 2000, respectively. These sales resulted in a $14,609 gain in the year ended October 31, 2000 and a loss of $20,151 in the year ended October 31, 2000. The market value as of October 31, 2001 was derived at by using the market values of the mutual funds as of October 31, 2001.

Unrealized gains and losses on securities available for sale at October 31, 2001 are shown net of income taxes as a component of stockholders' equity.

                              Dakota Imaging, Inc.
                          Notes to Financial Statements

Note 5 - Operating Leases
-------------------------

The Company leases its Ultrasound equipment on a long-term lease. The current lease expires in July 2004 and requires monthly payments of $4,354 plus sales tax. The lease includes a full service maintenance agreement for the term of the lease. At the expiration of the lease, the Company has the option of returning the equipment to the lessor, renew the lease at the fair market value, or purchasing the equipment at fair market value. The lease is for a total of five years and the Company believe the economic useful life of the asset is longer than the lease,

At October 31, 2001, future minimum lease payments under this operating lease is as follows:

           2002                                            52,248
           2003                                            52,248
           2004                                            30,248

Total rent expense for the fiscal year ended October 31, 2001 and 2000 is $ 55,382 and $55,382, respectively. There are other leases on month-to-month or short-term leases.

Note 6 - Long Term Debt
-----------------------

The Company had the following debt obligations at October 31, 2001:


        GMAC - North Dakota
        Loan on '97 Astro Van origanally dated December           $      1,270
        20, 1996. The note calls for an interest rate of 3.9% with monthly payments of interst and principle of $515.24 maturing on January 4, 2002.

        GMAC - North Dakota
        Loan on '00 Chev Flletside Truck originally dated on            23,164
        March 18, 2000. The Company is using an interest rate of 12% with monthly payments of interest and principle of $555.44 and maturing on March 18, 2003 with a balloon payment of $18,903 due at maturity.


        GMAC - North Dakota
        Loan on '02 Chev Flletside Truck originally dated on            10,724
        October 4, 2001. The note calls for 0% interest rate with monthly payments of interest and principle of $297.90 and maturing on Nov 18,2004


        GMAC - North Dakota
        Loan on '01 Chev Astro Van dated August 28, 2001.               19,652
        The note calls for an interest rate of 2.8% with
        monthly payments of interest and principle of $356.20
        maturing in October 2006.
                                                                   -----------

                              Dakota Imaging, Inc.
                          Notes to Financial Statements

Note 6 - Long Term Debt (con't)
-------------------------------

        Total Long-Term Debt                                            54,810
                               Less current maturities                  (8,814)
                                                                 --------------
                         Notes Payable- Long Term                $      45,996
                                                                 ==============


Note 7 - Earnings Per Share
---------------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                          Income                  Shares               Per-share
                                                        (Numerator)            (Denominator)             Amount

Income from continuing operations                  $           (231,200)
Less preferred stock dividends                                        -

                                                   ---------------------
Income available to common stockholders
- Basic earnings per share                                     (231,200)             11,611,323      $         (0.02)

Effect of dilutive securities
       no dilutive securities

                                                   ---------------------    --------------------
Income available to common stockholders
- Diluted earnings per share                       $           (231,200)    $        11,611,323      $         (0.02)
                                                   =====================    ====================



Note 8 - Economic Dependency
----------------------------

The Company has contracts with eight customers located in Western and Central North Dakota. Four or five of the customers represent over 10% of the Company's gross revenue, but management is confident that the current revenue will be maintained from these customers due the long-term business relationships that have been derived from them.



                              Dakota Imaging, Inc.
                          Notes to Financial Statements

Note 9  -  Related Parties
--------------------------

The Organization had significant related party transactions and/or relationships with the following individuals or entities in 2001 and 2000.

      Lawrence Nieters - President and Major Shareholder - Salary of $162,500
      JoEll Nieters    - Secretary and Major Shareholder - Salary of $16,000

The Company is provided office space by these related parties and the Company has included $200 per month in the salary of the President to defray any costs associated with the office space.

Note 10  -  Subsequent Events
-----------------------------

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our directors and principal executive officers are as specified on the following table:

========================== ========== ==========================================
Name                         Age      Position
-------------------------- ---------- ------------------------------------------
Lawrence Nieters              47      president, treasurer and a director
-------------------------- ---------- ------------------------------------------
JoEll Nieters                 47      vice president, secretary and a director
-------------------------- ---------- ------------------------------------------
Frances Hedman                78      director
========================== ========== ==========================================

Lawrence Nieters. Mr. Nieters has been our president, treasurer and one of our directors since 1991. Mr. Nieters performs ultrasound procedures at rural hospitals for cardiologists, pulmonologists, and radiologists. For the past ten years, Mr. Nieters has been responsible for securing and maintaining relationships with our contracted hospitals. Mr. Nieters has also maintained the upkeep of the ultrasound equipment and vehicles, manages accounts, and handles all public relations with physicians and physician groups. Mr. Nieters is not an officer or a director of any reporting company.

JoEll Nieters. Ms. Nieters has been our vice president, secretary, and one of our directors since 1991. For the past ten years, Ms. Nieters has been responsible for our day-to-day operations such as invoicing, accounts payable, accounts receivable, payroll, and all aspects of office management. Ms. Nieters is not an officer or a director of any reporting company.

Frances Hedman. Ms. Hedman is one of our founding shareholders and is currently one of our directors. Ms. Hedman is responsible for assisting in the operations of the office such as bookkeeping. For the past five years prior to becoming one of our directors, Ms. Hedman was retired. Ms. Hedman is not an officer or a director of any reporting company.

Lawrence Nieters, our president, treasurer and one of our directors, is the spouse of JoEll Nieters, our vice president, secretary, and one of our directors. Frances Hedman is the mother of JoEll Nieters. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Executive Compensation. Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the fiscal year ending October 31, 2001. Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

=================================== ======= ============= ============= ===================== =====================
Name and Principal Position          Year      Annual      Bonus ($)        Other Annual           All Other
                                             Salary ($)                   Compensation ($)        Compensation
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
Lawrence Nieters - president,
treasurer                            2001       $154,073      None              None                  None
----------------------------------- ------- ------------- ------------- --------------------- ---------------------
JoEll Nieters - vice president,
secretary                            2001       $19,333       None              None                  None
=================================== ======= ============= ============= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 15, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class      Name and Address of Beneficial        Amount and Nature of Beneficial        Percent of Class
                                Owner                                  Owner
----------------  --------------------------------     ------------------------------------   -----------------------
Common Stock      Lawrence Nieters                               5,000,000 shares                     42.65%
                  3727 Kingston Drive
                  Bismarck, North Dakota 58503

Common Stock      JoEll Nieters                                  4,400,000 shares                     37.53%
                  3727 Kingston Drive
                  Bismarck, North Dakota 58503

Common Stock      Frances Hedman                                  120,000 shares                      1.02%
                  Rt. 1 Box 67
                  Scranton, North Dakota 58653

Common Stock                                              All directors and named executive          81.20%
                                                          officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Lawrence Nieters, our president, treasurer and one of our directors, currently provides office space to us at no charge.

For the fiscal year ended October 31, 2001, Lawrence Nieters, our president, treasurer and one of our directors and principal shareholders, was paid $154,073 as compensation for his services. For the fiscal year ended October 31, 2001, JoEll Nieters, our secretary, vice president and one of our directors and principal shareholders, was paid $19,333 as compensation for her services.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

     o    disclosing such transactions in prospectuses where required;
     o disclosing in any and all filings with the Securities and Exchange Commission, where required;
     o    obtaining disinterested directors consent; and
     o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.
---------------

3.1                     Articles of Incorporation*
                        (Charter Document)

3.2                     Certificate of Amendment to Articles of Incorporation*
                        (Charter Document)

3.3                     Bylaws*

* Included in the registration statement on Form SB-2 filed on February 23, 2001.

(b) Reports on Form 8-K
-----------------------

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Bismarck, North Dakota, on January 15, 2002.

                                      Dakota Imaging Inc.,
                                      a North Dakota corporation


                                      By:
                                               --------------------------
                                               Lawrence Nieters
                                      Its:     president, treasurer, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dakota Imaging Inc.

By:     /s/ Lawrence Nieters                                  January 15, 2002
        ------------------------------------
        Lawrence Nieters
Its:    president, treasurer, director



By:     /s/ JoEll Nieters                                     January 15, 2002
        ------------------------------------
        JoEll Nieters
Its:    vice president, secretary, director



By:     /s/ Frances Hedman                                    January 15, 2002
        ------------------------------------
        Frances Hedman
Its:    director