Form 10QSB
period 2002-01-31
DAKOTA IMAGING INC
filed 2002-03-19
CIK 1028394

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549



                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended January 31, 2002      Commission file number 000-33151




                            DAKOTA IMAGING, INC.
           (Exact name of registrant as specified in its charter)



North Dakota                                                      45-0420093
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

4483 West Reno Avenue
Las Vegas, Nevada                                                      89118
(Address of principal executive offices)                          (Zip Code)


                             (702) 221-8070
             Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes      X       No


As of March 1, 2002 there were 34,015,000 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one)

                           Yes             No   X_

                            DAKOTA IMAGING, INC.
                              JANUARY 31, 2002

                                    INDEX
PART I - FINANCIAL INFORMATION                                        Page No.

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet
               as of January 31, 2002 and October 31, 2001                 3

               Condensed Consolidated Statement of
               Operations three months ended January 31,
               2002 and 2001                                               4

               Condensed Consolidated Statement of Cash
               Flows ended January 31, 2002 and 2001                       5

               Notes to Condensed Consolidated Financial
               Statements                                                6-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation                9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          12

     Item 2.   Changes in Securities                                      12

     Item 3.   Defaults Upon Senior Securities                            12

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           12

     Item 5.   Other Information                                          13

     Item 6.   Exhibits and Reports of Form 8-K                           13

     SIGNATURES                                                           14


                            DAKOTA IMAGING, INC.
                                BALANCE SHEET

                       PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                                                    January 31,     October 31,
                                                       2002          2001
Assets                                              (Unaudited)
Current assets
  Cash                                           $      1,443   $     42,298
  Accounts Receivables                                  51,196         52,779
                                                    ----------     ----------
     Total current assets                               52,639         95,077
                                                    ----------     ----------
Investments                                             62,739         58,070

Fixed Assets
  Property and Equipment                               130,288        130,288
  Les: Accum Depreciation                             (75,063)       (71,179)
                                                    ----------     ----------
     Total Fixed Assets                                 55,225         59,109

Other Assets
  Deferred Tax Benefit                                  84,698         36,470
                                                   ----------     ----------
     Total Other Assets                                84,698         36,470

     Total Assets                                $    255,300   $    248,726
                                                    ==========     ==========

Liabilities and stockholders' equity
Current liabilities
  Accrued Expenses                               $      7,640   $      9,920
  Accrued Payroll Liabilities                              718            236
  Notes Payable                                         10,474          8,814
                                                    ----------     ----------
     Total current liabilities                          18,832         18,970

Long-Term Liabilities
  Notes Payable                                         44,906         45,996
                                                    ----------     ----------
     Total Liabilities                                  63,738         64,996

Stockholders' equity
Preferred Stock
  50,000,000 authorized shares, par value $.001
  no shares issued and outstanding                           -              -

Common Stock
  100,000,000 authorized shares, par value $.001
  11,723,000 and 11,723,000 shares issued and
outstanding respectively.                              11,723         11,723
Deferred Consultants Contract                        (108,281)      (201,094)
Additional Paid-in-Capital                             429,027        429,027
Accumulated other comprehensive income (loss)            1,582        (3,945)
Accumulated Deficit                                  (142,489)       (51,951)
                                                    ----------     ----------
  Total Stockholders' Equity                           191,562        183,760
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity  $     255,300   $    248,726
                                                    ==========     ==========

                See notes to unaudited financial statements.

                             DAKOTA IMAGING, INC.
                     THREE MONTHS STATEMENT OF OPERATIONS
                                  UNAUDITED

                                                       Three Months Ended
                                                           January 31,
                                                        2002        2001
Revenues
  Revenues                                          $    99,587   $    75,880
                                                    ----------   -----------
Cost of Revenues
  Salaries                                              55,001        67,492
  Equipment Leasing                                     13,715         18462
                                                    ----------   -----------
     Gross profit                                       30,871      (10,074)

Expenses
  Auto Expense                                           3,926         4,752
  Advertising                                              140           400
  Depreciation Expense                                   3,884         3,884
  Telephone                                                808         1,057
  Consulting                                            92,813         6,187
  Professional Fees                                      5,210        62,850
  Rent                                                   2,100         3,354
  Employee Benefits                                     24,083        23,599
  Payroll Taxes                                          3,848         3,514
  Supplies                                               2,627         2,777
  Other Expenses                                        23,768        13,240
                                                    ----------   -----------
     Total Expenses                                    163,207       125,614

     Net Income (Loss) from Operation               $ (132,336)   $ (135,688)

Other Income
  Interest Income                                            -            99
  Capital Gains (loss) on Investments                        -      (20,152)
  Interest Expenses                                    (4,843)         (598)
                                                    ----------   -----------
     Total Other Income                                (4,843)      (20,651)

     Net Income (Loss) Before Tax                    (137,179)     (156,339)

  Income Tax Benefit (Expense)                          46,641        53,155
                                                    ----------   -----------
     Net Income (Loss)                              $  (90,538)   $ (103,184)
                                                    ===========   ===========
Basic and diluted loss per common share             $   (0.008)   $   (0.009)
                                                    ===========   ===========
Weighted Average number of Common Shares
  used in per share calculations                    11,723,000    11,069,333
                                                    ===========   ===========

                See notes to unaudited financial statements.

                             DAKOTA IMAGING, INC.
                            STATEMENT OF CASH FLOWS
                                  UNAUDITED



                                                       Three Months Ended
                                                           January 31,
                                                        2002        2001
Cash Flows from Operation Activities
  Net Loss                                          $ (90,538)   $ (103,184)
  Adjustments to reconcile net loss to net cash
  provided (used) to operating activities:
     Depreciation                                        3,884         3,884
     Deferred Tax Benefit                             (46,228)      (52,270)
     Capital Gains (Losses) on Investments                   -        20,152
     Deferred Valuation of Stock issued for             92,813         6,187
Consulting Services
     Changes in operating assets and liabilities:
       Accounts receivable                               1,583       (7,078)
       Accrued Payroll Liabilities                     (1,798)         (718)
                                                    ----------   -----------
     Total Adjustments                                  50,254      (29,843)
                                                    ----------   -----------
Net Cash (used) in operating activities               (40,284)     (133,027)

Cash Flows from Investing Activities
  Proceeds from Sale of Investments                          -        80,000
  Purchase of Investments                                    -             -
  Capital Expenditures                                       -             -
                                                    ----------   -----------
Net Cash (used) by investing activities                      -        80,000

Cash Flows from Financing Activities
  Payment on Long-Term Debt                              (571)       (5,945)
  Long-Term Debt                                             -             -
  Proceeds from issuance of common stock                     -        59,500
                                                    ----------   -----------
Net Cash provided by financing activities                (571)        53,555
                                                    ----------   -----------
Net Increase (Decrease) in Cash                       (40,855)           528

Cash, beginning of period                               42,298         3,468
                                                    ----------   -----------
Cash, end of period                                 $     1,443   $     3,997
                                                    ==========   ===========
Supplemental cash flow information
  Cash Paid for interest                            $       598   $       598
                                                    ==========   ===========
  Cash Paid for income taxes                        $         -   $         -
                                                    ==========   ===========
  Stock Issued for services                         $         -   $   148,500
                                                    ==========   ===========

                See notes to unaudited financial statements.

                            Dakota Imaging, Inc.

                        NOTES TO FINANCIAL STATEMENTS

                          JANUARY 31, 2002 AND 2001

                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB.

     Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

NOTE 2 - OPERATING EXPENSES

     In November 2000, a total of $60,000 was paid for legal and consulting fees associated with the registration statement and Form SB-2. These start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-
5").   SOP  98-5  requires that the costs of start-up  activities,  including organization costs, be expensed as operating expenses, as incurred.

NOTE 3 - COMMON STOCK

     In 1991, a total of 1,000 shares of stock were issued for assets and founder services to the founders of the Company. On November 20, 2000, the Company approved a 1000:1 forward split of the common shares making a total number of shares outstanding 10,000,000.

     On November 22, 2000, the Company approved the issuance of 1,485,000 shares to five individuals pursuant to a two-year consulting agreement. The Company has valued the shares at $.05 per share and the expense will be recognized over the term of the consulting agreements.

     In December of 2000 the Company completed a Private Placement Memorandum (dated December 4, 2000) with 35 Investors. The issue was priced at $.25 per share for a total of 238,000 shares making the total outstanding shares of 11,723,000.

                            Dakota Imaging, Inc.

                        NOTES TO FINANCIAL STATEMENTS

                          JANUARY 31, 2002 AND 2001

                                 (Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES
      The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

NOTE 5 - SUBSEQUENT EVENTS

Stock Split

     On February 8, 2002, the Company effectuated a 5 for 1 forward split of its 11,723,000 then issued and outstanding shares of common stock resulting in the Company having 58,615,000 shares of issued and outstanding common stock.

Merger Agreement

     Effective February 8, 2002 the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada corporation ("Voyager"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Voyager's outstanding common stock. Pursuant to the terms of the merger, Voyager merged with DSC wherein DSC ceased to exist and Voyager became a wholly owned subsidiary of the Company.

     The Series A preferred stock carries the following rights and preferences:

*    10 to 1 voting rights per share;
*    Each share has 10 for 1 conversion rights to shares of common stock
     (every 1 share of Series A preferred stock has the right to convert into 10 shares of common stock)
*    No redemption rights
*    No face value

     Concurrent with the closing of the Merger, 2,160,000 shares of the Series A preferred stock were immediately converted into 21,600,000 shares of common stock.

                            Dakota Imaging, Inc.

                        NOTES TO FINANCIAL STATEMENTS

                          JANUARY 31, 2002 AND 2001

                                 (Unaudited)

     In addition, the Company executed a Property Transfer Agreement with certain of its shareholders wherein certain assets of the Company were transferred to Lawrence Nieters, and Joell Nieters, in exchange for Forty-Seven Million (47,000,000) shares of common stock held by Lawrence Nieters, and Joell Nieters.

     Concurrent with the consummation of the Merger, the Company transferred its principal executive office to 4483 West Reno Avenue, Las Vegas, NV 89118.

     Pursuant to the terms of the Merger Agreement, the board of directors of the Company, consisting of Lawrence Nieters, JoEll Nieters and Frances Hedman, appointed Gregg Giuffria, Veldon Simpson, and Richard Hannigan as new directors of the Company to serve until the next annual meeting of shareholders, or until their successors have been elected. Following their appointment of new directors, Lawrence Nieters, JoEll Nieters and Frances Hedman resigned as directors of the Company.

NOTE 6 - GOING CONCERN

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependant upon obtaining future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the Company's unaudited financial statements and the notes thereto contained elsewhere in this filing.

Overview

     Effective February 8, 2002 the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada corporation ("Voyager"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Voyager's outstanding common stock. Pursuant to the terms of the merger, Voyager merged with DSC wherein DSC ceased to exist and Voyager became a wholly owned subsidiary of the Company.

     The   Series  A  preferred  stock  carries  the  following  rights   and
preferences:

*    10 to 1 voting rights per share;
* Each share has 10 for 1 conversion rights to shares of common stock (every 1 share of Series A preferred stock has the right to convert into 10 shares of common stock)
*    No redemption rights
*    No face value

     Concurrent with the closing of the Merger, 2,160,000 shares of the Series A preferred stock were immediately converted into 21,600,000 shares of common stock.

     Pursuant to current North Dakota law the Company did not need the approval of its shareholders to consummate the Merger as the constituent corporations in the merger were Dakota Subsidiary Corp. and Voyager Ventures, Inc. The Company was not a constituent corporation in the merger.

     Further, pursuant to the terms of the Merger Agreement, the board of directors of the Company, consisting of Lawrence Nieters, Joell Nieters and Frances Hedman, appointed Gregg Giuffria, Veldon Simpson, and Richard Hannigan as new directors of the Company to serve until the next annual meeting of shareholders, or until their successors have been elected. Following their appointment of new directors, Lawrence Nieters, Joell Nieters resigned as directors.

     In addition, the Company executed a Property Transfer Agreement with certain of its shareholders wherein certain assets of the Company were transferred to Lawrence Nieters, and Joell Nieters, in exchange for Forty-Seven Million (47,000,000) shares of common stock held by Lawrence Nieters, and Joell Nieters.

ABOUT VOYAGER VENTURES, INC.

     Voyager Ventures, Inc., ("Voyager"), was formed on January 15, 2002, as a Nevada corporation, to design, finance, develop and manage a unique new attraction to be located on the Las Vegas Strip (the "Project").

     It is the intention of Voyager to build the world's largest Ferris wheel with 33 vehicles called Sky Cruiser's. The vertical revolving vehicle will overlook the Las Vegas Strip as it revolves higher than a 50-story building at 518 feet. One slow rotation in a vehicle will last 24 minutes and each vehicle will travel at 0.652 MPH.

     Voyager has yet to generate revenues from any source and there is a substantial going concern issue as to whether Voyager will ever be able to commercialize its technology and generate sufficient, if any, revenues to satisfy its working capital requirements. Since inception, Voyager has been dependent on the sale of its equity securities and loans from affiliates to satisfy its working capital needs. Voyager continues to have a working capital deficiency that raises substantial concern regarding its ability to continue as a going concern, as referenced in its audited financial statements attached to this Current Report.

     Voyager will require substantial additional funds to fulfill its business plan and successfully commercialize its technology. Voyager intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its technology or the sale of products.

Agreement and Plan of Reorganization

     On January 30, 2002 Voyager entered into an Agreement with the exchanging members of Outland Development, LLC, ("OD"), a Nevada limited liability company (hereinafter referred to as "OD Members"). Voyager obtained the Membership Interests in exchange (the "Exchange") for 15 million shares of its Common Stock, par value $.001 per share. Prior to the completion of the Exchange, there were 21.6 million shares of Common Stock issued and outstanding of Voyager, of which 3.6 million shares were held by the Rainbird Trust, 6 million shares were held by Gregg R. Giuffria, 6 million shares were held by Richard L. Hannigan, Sr., and 6 million shares were held by Veldon Simpson. After the completion of the Exchange, there existed 36.6 million shares of Common Stock of Voyager, of which the OD Members possessed 33 million shares.

     Pursuant to the terms and conditions of the Agreement, Voyager took control of the interests of OD. All operations are the sole responsibility and under the sole control of Voyager.

Technology Introduction

     Voyager intends to plan, finance, construct, develop, operate and own the Project consisting of, among other things, a first-class "Ferris Wheel" along with retail space and a parking garage to be located on the "Las Vegas Strip," located in Las Vegas, Nevada. The Project will include (i) the

"Ferris Wheel" and its related amenities, (ii) a retail mall with approximately 50,000 square feet of leaseable space, (iii) a parking garage,
(iv) all real property interests at the site, and (v) such other developments as Owner and Operator mutually agree to include in the Project.

Results of Operations for the three months ended January 31, 2002 as compared to the three months ended January 31, 2001.

     The Company's net loss was $90,538 or $.008 per share for the three months ended January 31, 2002 as compared to a net loss of $103,184 for the three months ended January 31, 2001. This represents a 12% or $12,646 decrease over the same period last year. This net loss decrease was primarily the result of a decrease in professional fees. Revenues for the three months ended January 31, 2002 were $99,587 as compared to $75,880 for the three months ended January 31, 2001.

     The Company's total operating expenses were $163,207 for the three months ended January 31, 2002 as compared to $125,614 for the three months ended January 31, 2001. This represents a 30% or $37,593 increase over the same period last year. This increase in expenses was primarily the result of a increase in consulting fees and employee benefits.

Liquidity and Capital Reserves

As of January 31, 2002 (Unaudited)

     As of January 31, 2002, the Company's assets were $255,300 and its current liabilities were $63,738.

Subsequent Plan of Operation

     The preceding discussions on the Results of Operations and Liquidity and Capital Reserves were for Dakota Imaging, Inc. as they related to Dakota's business prior to the February 8, 2002 reverse triangular merger with Voyager Ventures, Inc.

     Investors are cautioned that future results of operations will be of the newly contemplated business of Voyager Ventures, Inc., which is to design, finance, develop and manage a unique new attraction to be located on the Las Vegas Strip.

     Investors should be reminded that Voyager will require substantial additional funds to accomplish its business objectives and that Voyager has yet to generate revenues from any source. Accordingly, there is a substantial going concern issue as to whether Voyager will ever be able to commercialize its technology and generate sufficient, if any, revenues to satisfy its working capital requirements.

     The Company plans continued to fund its deficit cash flow from private placements of the Company's common stock. It is anticipated that loans and the sale of the Company's stock will continue until such time as the Company generates sufficient revenues from its operations to cover operating expenses. In the event the Company is unable to generate capital from loans, the sale of stock, or revenues, the Company will be forced to cease operations until additional capital is available.

Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward looking statements are based largely on the
Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     On February 8, 2002, the Company effectuated a 5 for 1 forward split of its 11,723,000 then issued and outstanding shares of common stock resulting in the Company having 58,615,000 post split common shares.

     Effective February 8, 2002 the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada corporation ("Voyager"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Voyager's outstanding common stock. Concurrent with the closing of the Merger and the execution of the Property Transfer Agreement, 47,000,000 shares of the Registrant's common stock were cancelled. Additionally, simultaneously upon closing of the Merger 2,160,000 shares of the Series A preferred stock immediately converted into 21,600,000 shares of common stock, resulting in 33,215,000 shares of common stock issued and outstanding as of the date of closing of the Merger.

     On February 15, 2002 the Company sold 800,000 restricted shares of common stock at a price of $.50 per share for $400,000 in a transaction pursuant to an exemption provided by Regulation D 506. The investor as provided under the terms of the subscription agreement is an accredited investor as defined in Section 501 of Regulation D.

Item 3.       Defaults Upon Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     On March 6, 2002 the Company filed a Preliminary 14A Proxy announcing a stockholders meet to be held on April 4, 2002, at 10:00 a.m., local time, at The Conference Room, Suite 115 - 1850 E. Flamingo Road, Las Vegas, Nevada 89119. At the Annual meeting, the stockholders will be asked to consider and vote on the following proposals;

1. To elect a new Board of Directors for Dakota to serve through the next year, (current nominations are for Gregg Giuffria, Veldon Simpson, and Richard Hannigan);

2.   To change the Company's fiscal year end to December 31;

3. To change the Company's name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.;

4.   To amend the Company's Certificate of Incorporation;

5.   To amend and restate the Company's Bylaws;

6. To Ratify the appointment of MERDINGER, FRUCHTER, ROSEN & CORSO, P.C. to serve as the Company's auditor;

7. To adopt a stock option plan providing for options on up to 5 million shares of common stock; and

8. To transact such other business as may properly come before the Annual meeting or any adjournment or postponement.

Item 5.       Other Information.

     None.

Item 6.       Exhibits and Reports on Form 8-K.

     None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DAKOTA IMAGING, INC.



By:/s/ Richard Hannigan
     Richard Hannigan
     President


   Date: March 18, 2002