Form 10QSB
period 2002-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2002-05-22
CIK 1028394

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.


For the quarter ended March 31, 2002    Commission file number   000-33151




                  Voyager Entertainment International, Inc.
           (Exact name of registrant as specified in its charter)



North Dakota                                           45-0420093
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

4483 West Reno Avenue
Las Vegas, Nevada                                      89118
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

                                Yes  X    No


     The number of shares of Common Stock, $0.001 par value, outstanding on May 17, 2002, was 34,340,000 shares, held by approximately 68 stockholders. As of May 17, 2002, 125,000 shares of common stock were issued and held by the Company.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                               March 31, 2002

                                    INDEX

PART I - FINANCIAL INFORMATION                                   Page No.

     Item 1.   Unaudited Financial Statements

               Consolidated Balance Sheets                            3

               Consolidated Statement of Operations (Unaudited)       4

               Consolidated Statement of Stockholders' Deficiency     5-6

               Consolidated Statements of Cash Flow (Unaudited)       7

               Notes to Consolidated Financial Statements (Unaudited) 8-14

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operation           15

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      17

     Item 2.   Changes in Securities                                  18

     Item 3.   Defaults by the Company upon its
               Senior Securities                                      18

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                       18

     Item 5.   Other Information                                      19

     Item 6.   Exhibits and Reports on Form 8-K                       19

     SIGNATURES                                                       21


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS


                                              March 31,      December 31,
                                                2002             2001
ASSETS                                       (Unaudited)
Current Assets
  Cash and cash equivalents                  $       9,833  $          256
  Prepaid Expenses                                   5,867             267
                                             -------------  --------------
Total Assets                                 $      15,700  $          523
                                             =============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Accounts payable and accrued expenses      $      25,000  $      110,000
  Due from related parties                               -          44,148
                                             -------------  --------------
Total Liabilities                                   25,000         154,148
                                             -------------  --------------

Commitments and contingencies                            -               -

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.001 par value;
  25,000,000 shares authorized;
   1,500,000 shares of series A issued and
outstanding                                          1,500               -
Common stock, $.001 par value; 100,000,000
shares authorized;
  34,015,000 and 15,000,000 shares issued
  And outstanding; respectively                     34,015          15,000
Additional paid-in-capital                         427,485          20,000
Deficit   accumulated  during  development       (472,300)       (188,625)
stage                                         ------------   -------------

     Total Stockholders' Deficiency                (9,300)       (153,625)
                                             -------------  --------------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIENCY                 $    15,700   $         523
                                              ===========   ==============



  The accompanying notes are an integral part of the consolidated financial statements.


                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the
                                                               Period From
                                                                Inception
                                                                (March 1,
                                         Three Months Ended     1997) to
                                             March 31,          March 31,
                                          2002        2001        2002
                                        ----------------------------------
NET SALES                                $       -  $       -   $        -
                                         ---------------------------------

OPERATING EXPENSES
  Project costs                              5,154          -       52,890
  Professional and consulting fees         251,245          -      375,634
  Other operating expenses                  27,276        155       43,776
                                         ---------------------------------
     Total operating expenses              283,675        155      472,300
                                         ---------------------------------
LOSS FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES               (283,675)      (155)    (472,300)

PROVISION FOR INCOME TAXES                       -          -            -
                                         ---------------------------------

NET LOSS                                $(283,675)  $   (155)   $(472,300)
                                        ==================================

  The accompanying notes are an integral part of the consolidated financial statements.


         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO MARCH 31, 2002



                                    Preferred Series A
                                          Stock             Common Stock
                                    Shares     Amount     Shares      Amount
Balance at inception - March 1,
1997
 (as restated for reorganization)         -  $        -  15,000,000 $ 15,000
                                   -----------------------------------------
Net loss for year ended
 December 31, 1997                        -           -           -        -
                                   -----------------------------------------
Balance at December 31, 1997              -           -  15,000,000   15,000

Net loss for year ended
 December 31, 1998                        -           -           -        -
                                   -----------------------------------------
Balance at December 31, 1998              -           -  15,000,000   15,000

Net loss for year ended
 December 31, 1999                        -           -           -        -
                                   -----------------------------------------
Balance at December 31, 1999              -           -  15,000,000   15,000

Net loss for year ended
 December 31, 2000                        -           -           -        -
                                   -----------------------------------------
Balance at December 31, 2000              -           -  15,000,000   15,000


  The accompanying notes are an integral part of the consolidated financial statements.


         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO MARCH 31, 2002
                                 (CONTINUED)

                                                   Deficit
                                                 Accumulated
                                     Additional   During the       Total
                                      Paid-in    Development   Stockholders'
                                      Capital       Stage          Equity
Balance at inception - March 1,
1997
 (as restated for reorganization)  $      20,000 $           - $      35,000

Net loss for year ended
 December 31, 1997                             -     (34,361)        (34,361)

                                   -----------------------------------------
Balance at December 31, 1997              20,000     (34,361)             639

Net loss for year ended
 December 31, 1998                             -     (11,121)        (11,121)
                                   -----------------------------------------
Balance at December 31, 1998              20,000     (45,482)        (10,482)

Net loss for year ended
 December 31, 1999                             -      (3,428)         (3,428)
                                   -----------------------------------------
Balance at December 31, 1999              20,000     (48,910)        (13,910)

Net loss for year ended
 December 31, 2000                             -     (38,283)        (38,283)
                                   -----------------------------------------
Balance at December 31, 2000              20,000     (87,193)        (52,193)


  The accompanying notes are an integral part of the consolidated financial statements.


         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
              STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO MARCH 31, 2002



                                Preferred Series A
                                       Stock              Common Stock
                                 Shares     Amount      Shares      Amount
Balance at December 31, 2000           -           -   15,000,000     15,000

Net loss for year ended
 December 31, 2001                     -           -            -          -
                                --------------------------------------------
Balance at December 31, 2001           -           -   15,000,000     15,000

Issuance of stock for cash and
services (pre-merger)          1,500,000       1,500    6,600,000      6,600

Acquisition of net assets of
Dakota (unaudited)                     -           -   11,615,000     11,615

Issuance of common stock for
cash (unaudited)                       -           -      800,000        800

Net loss for the period from
January 1
 to March 31, 2002 (unaudited)         -           -            -          -
                               ---------------------------------------------
Balance at March 31, 2002
(unaudited)                    1,500,000  $    1,500   34,015,000 $   34,015
                               =============================================

  The accompanying notes are an integral part of the consolidated financial statements.


         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
              STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)
       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO MARCH 31, 2002

                                                    Deficit
                                                  Accumulated
                                      Additional   During the        Total
                                       Paid-in    Development    Stockholders'
                                       Capital       Stage          Equity
Balance at December 31, 2000               20,000      (87,193)      (52,193)

Net loss for year ended
 December 31, 2001                              -     (101,432)     (101,432)
                                      ---------------------------------------
Balance at December 31, 2001               20,000     (188,625)     (153,625)

Issuance of stock for cash and
services (pre-merger)                      19,900            -        28,000

Acquisition of net assets of Dakota
(unaudited)                             (11,615)             -             -

Issuance of common stock for cash
(unaudited)                              399,200             -       400,000

Net loss for the period from
January 1
 to March 31, 2002 (unaudited)                  -     (283,675)     (283,675)
                                    -----------------------------------------
Balance at March 31, 2002
(unaudited)                         $     427,485 $    (472,300) $    (9,300)
                                    =========================================

  The accompanying notes are an integral part of the consolidated financial statements.


                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the
                                                                 Period
                                                                  From
                                                               Inception
                                                               (March 1,
                                                                1997) to
                                        Three Months Ended     March 31,
                                            March 31,
                                        2002         2001         2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                           $(283,675)        $(155)  $(472,300)
  Adjustments to Reconcile Net Loss
to Net
   Cash Used In Operating
Activities:
     Issuance of common stock for
services                                 18,000             -      18,000
  Changes in certain assets and
liabilities:
     Increase in Prepaid Expenses       (5,600)             -     (5,867)
     Increase in Accounts Payable
     and Accrued Expenses              (85,000)             -      25,000
                                     ------------------------------------
NET CASH USED IN OPERATING
ACTIVITIES                            (356,275)         (155)   (435,167)
                                     ------------------------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
     Members' Contributions                   -             -      35,000
     Proceeds from sale of common
stock                                   410,000             -     410,000
     Decrease in due to related
parties                                (44,148)             -           -
                                     ------------------------------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                    365,852             -     445,000
                                     ------------------------------------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS              9,577         (155)       9,833

CASH AND CASH EQUIVALENTS
- BEGINNING                                 256           319           -
                                     ------------------------------------
CASH AND CASH EQUIVALENTS
- ENDING                                 $9,833          $164      $9,833
                                     ====================================
CASH PAID DURING THE YEAR FOR:
     Interest Expense                $        -  $         -   $        -
                                     ====================================
     Income Taxes                    $        -  $         -   $        -
                                     ====================================


NON-CASH FINANCING ACTIVITY:

* For the period from January 1, 2002 to January 31, 2002, the Company issued shares of common and preferred stock for services, totaling $18,000.


The accompanying notes are an integral part of the consolidated financial statements.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation
 The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

 For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended October 31, 2001 and form 8K/A filed on March 4, 2002.

 The result of operations for the three months ending March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

 The accompanying consolidated financial statements include the accounts of Voyager Entertainment International, Inc. (the "Company"), formerly known as Dakota Imaging, Inc., ("Dakota"), incorporated under the laws of the state of North Dakota on January 31, 1991 and its subsidiaries:

 a) Voyager Ventures, Inc. ("Ventures"), was incorporated under the laws of the State of Nevada on January 15, 2002 (owned 100% by the Company); and

 b) Outland Development, LLC ("Outland"), a limited liability company formed under the laws of the State of Nevada on March 1, 1997(owned 100% by Ventures).

 The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

 Dakota entered into an agreement and Plan of Merger (the "Agreement"), dated as of February 1, 2002, with Ventures and Dakota Subsidiary Corp. ("DSC"), an inactive Nevada corporation. The agreement became effective
 February 8, 2002, when Ventures completed a reverse triangular merger between DSC and Dakota, whereby Dakota issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Venture's outstanding common stock. Pursuant to the terms of the merger, Ventures merged with DSC wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of Dakota.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Basis of Presentation (continued)
 The Series A preferred stock carries the following rights and preferences:
 *  10 to 1 voting rights per share
 * Each share has 10 for 1 conversion rights to shares of common stock (every 1 share of Series A preferred stock has the right to convert into 10 shares of common stock)
 *  No redemption rights
 *  No face value

 Concurrent with the closing of the Merger:

 a) Dakota cancelled 47,000,000 shares (9,400,000 shares prior to 5 for 1 forward split) held by certain shareholders of Dakota in exchange for certain assets and liabilities of Dakota; and

 b) Dakota issued 21,600,000 shares of its common stock of Dakota for the conversion of 2,160,000 shares of the Series A preferred stock issued.

 As a result of the agreement, Venture's former shareholders obtained control of Dakota through their ownership interest in the Series A preferred stock held and converted, therefore this acquisition has been treated as a recapitalization of Ventures for accounting purposes.

 During March 2002, the Company decided to change its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and also change its fiscal year-end from October 31 to December 31.

 The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process of raising additional capital. (See Note 6)

 Line of Business
 The  Company  is  planning  the development of the  world's  tallest  Ferris
 Wheel,   which  will  house  various  revolving  retail  stores,   including
 restaurants.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Use of Estimates
 The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents
 The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

 Concentration of Credit Risk
 The  Company  places  its  cash  in what it  believes  to  be  credit-worthy
 financial  institutions  and,  at  times,  may  exceed  the  FDIC   $100,000
 insurance limit.

 Property and Equipment
 Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

 Income Taxes
 Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

 Stock-Based Compensation
 SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting policies for stock and stock-based awards issued to employees and non-employees for services rendered and goods received. The Company records transactions in which services or goods are rendered or received from non-employees for the issuance of equity securities based on the fair value of the Company's stock at the date the

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 services are rendered or goods received.

 Comprehensive Income
 SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

 Recent Accounting Pronouncements
 On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

 On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

 During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation" was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

 During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 -  REORGANIZATION

 Voyager Ventures
 The agreement and plan of merger transaction, as discussed in Note 1, with Dakota, DSC and Ventures has been accounted for in the consolidated financial statements as a public shell merger. As a result of this transaction the former shareholders of Ventures acquired or exercised control over a majority of the shares of Dakota. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Ventures and, therefore, these consolidated financial statements represent a continuation of the entity, Ventures, not Dakota.

 In accounting for this transaction:

 i) Ventures is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

 ii) Control of the net assets and business of Dakota was acquired effective February 8, 2002, the effective date. This transaction has been accounted for as a purchase of the assets and liabilities of Dakota by Ventures at its net book value of $0.

 Outland
 Ventures entered into an agreement and Plan of Reorganization (the "Reorganization"), dated as of January 30, 2002 with Outland, whereby Ventures issued 15,000,000 shares of its common stock in exchange for 100% of Outland's membership interest. These 15,000,000 shares were subsequently converted to Dakota stock as described in Note 1.

 This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former members of Outland acquired or exercised control over a majority of the shares of the Company before and after the reorganization. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Outland. Therefore, these consolidated financial statements represent a continuation of Outland, not Ventures.

 The consolidated financial statements presented include the accounts of Outland from its inception (March 1, 1997).

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 -  INCOME TAXES

 Prior to December 31, 2001, Outland reported its income taxes as a limited liability company and, as such, reported its income as a partnership whereby liability or taxes was that of the individual members rather than that of the Company. As of March 31, 2002, the Company has a deferred tax asset consisting of net operating losses which are fully reserved for.

NOTE 4 -     COMMITMENTS AND CONTINGENCIES

 On November 11, 2001, the Company entered into a fee agreement with a Nevada corporation for a purchase option to acquire certain property. The agreement states if certain property is acquired, a $100,000 cash payment is due upon execution, as well as the issuance of a note payable totaling $2,500,000. As of March 31, 2002, this purchase option was not exercised.

 During January 2002, the Company entered into a month-to-month office lease totaling approximately $2,500 per month.

 NOTE 5 -  STOCKHOLDERS' EQUITY

 Common stock
 The  aggregate  number  of  shares of common  stock  that  the  Company  has
 authority  to issue is 100,000,000 shares at a par value of $0.001.   As  of
 March 31, 2002, 34,015,000 shares were issued and outstanding.

 Preferred  stock
 The aggregate number of shares of preferred stock that the Company has authority to issue is 25,000,000 shares at a par value of $0.001. As of March 31, 2002, 1,500,000 shares of preferred series A stock were issued and outstanding.

 The Series A preferred stock carries the following rights and preferences:
*    10 to 1 voting rights per share
* Each share has 10 for 1 conversion rights to shares of common stock (every 1 share of Series A preferred stock has the right to convert into 10 shares of common stock)
*    No redemption rights
*    No face value

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Issuances

On February 8, 2002, the Company effectuated a 5 for 1 forward split of its 11,723,000 pre reverse triangular merger issued and outstanding shares of common stock resulting in the Company having 58,615,000 forward-split common shares. Concurrently with the 5 for 1 forward split, the Company cancelled 47,000,000 shares of its common stock, leaving 11,615,000 shares outstanding pre reverse triangular merger.

Effective February 8, 2002 the Company, as part of the reverse triangular merger, issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Voyager's outstanding common stock. Additionally, simultaneously upon closing of the Merger 2,160,000 shares of the Series A preferred stock immediately converted into 21,600,000 shares of common stock.

On February 15, 2002 the Company sold 800,000 restricted shares of common stock at a price of $.50 per share for $400,000.

NOTE 6 -  SUBSEQUENT EVENTS

On April 5, 2002, the Company issued 200,000 restricted shares of common stock in exchange for services performed.

On April 5, 2002, the Company issued 125,000 restricted common shares for Investor Relations Services. The shares are being held by the Company and have not been delivered to the intended provider of the services. The Company anticipates canceling the shares pending the execution of a definitive agreement with the service provider.

On May 2, 2002, the Company incorporated Voyager Entertainment Holdings, Inc., a Nevada corporation, as a wholly owned subsidiary.

On May 1, 2002, Voyager Entertainment Holdings, Inc. entered into a Purchase and Sale Agreement for the purchase of plus or minus six (6) acres of real property located in Las Vegas, Nevada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

   With the execution of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     Voyager Entertainment International, Inc. formerly named Dakota Imaging, Inc. was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002 the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures outstanding common stock. Pursuant to the terms of the merger, Ventures merged with DSC wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of the Company.

      On April 2, 2002, the Company held its annual stockholders meeting and the stockholders voted on and approved changing the Company's name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.

     Voyager has yet to generate revenues from any source and there is a substantial going concern issue as to whether Voyager will ever be able to commercialize its technology and generate sufficient, if any, revenues to satisfy its working capital requirements. Since inception, Voyager has been dependent on the sale of its equity securities and loans from affiliates to satisfy its working capital requirements. Since inception, Voyager has been dependent on the sale of its equity securities and loans from affiliates to satisfy its working capital needs. Voyager continues to have a working capital deficiency that raises substantial concern regarding its ability to continue as a going concern.

Business of the Company

      The Company's current business plan is to build the world's largest Ferris wheel with 33 vehicles called Sky Cruiser's. The vertical revolving vehicle will overlook the Las Vegas Strip as it revolves higher than a 50-story building at 518 feet. One slow rotation in a vehicle will last 24 minutes and each vehicle will travel at 0.652 MPH. The project will include
(i) the "Ferris Wheel" and its related amenities, (ii) a retail mall with approximately 50,000 square feet of leaseable space, (iii) a parking garage,

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

Plan of Operation

     During the next 12 months the Company plans to focus its efforts on its development of the Ferris Wheel; however actual production will not commence until the Company has sufficient capital for production and marketing.

     As of March 31, 2002, the Company had only unpaid Officers and Directors of which none received any compensation. We are dependent upon Richard Hannigan, President of the Company and Veldon Simpson, CEO and Director. No employees work full time for the Company.

Liquidity and Capital Resources

      A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through common stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over  the  next  twelve  months we believe  that  existing  capital  and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as technology related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As of March 31, 2002, the Company had assets of $15,700, and $25,000 of liabilities. Resulting in a stockholders deficit of ($9,300).

Material Risks

We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

      As a result of our recent reorganization we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities since we incorporated. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our project, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will continue in business.

     As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

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

     On April 5, 2002 the Company issued 200,000 restricted shares of common stock to Norman and Barbara Karp for services as a finder and assisting the Company in furthering its business plan. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), and Rule 701 thereof. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

     On  April  5,  2002  the Company issued 125,000 for  Investor  Relations
Services. The shares are being held by the Company and have not been delivered to the intended provider of the services. The Company anticipates canceling the shares pending the execution of a definitive agreement with the service provider.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matter to a Vote of Security Holders.

     On April 2, 2002, the Company held its annual stockholders' meeting and the stockholders voted on and approved the following;

1. The election of a new Board of Directors (Veldon Simpson, and Richard Hannigan) to serve through the next year;

2.   Changing the Company's fiscal year end to December 31;
3. Changing the Company's name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.;
4.   Amend the Company's Certificate of Incorporation;
5.   Amend and restate the Company's Bylaws;
6. The appointment of MERDINGER, FRUCHTER, ROSEN & CORSO, P.C. to serve as the Company's auditor; and
7. The adoption of a stock option plan providing for options on up to 5 million shares of common stock.

Item 5.       Other Information.

Voyager Entertainment Holdings, Inc.

     On May 2, 2002, the Company incorporated Voyager Entertainment Holdings, Inc., a Nevada corporation ("Holdings"), as a wholly owned subsidiary for the purpose of purchasing 6 acres of real property located on the Las Vegas Strip.

      On May 1, 2002, prior to its incorporation, Holdings entered into a Purchase and Sale Agreement with F.G. 7-11, L.L.C., a Nevada limited liability company, for the purchase of plus or minus six (6) acres of real property commonly located at 3700 Las Vegas Boulevard South, Clark County, Las Vegas, Nevada.

     Some of the material terms of the Purchase and Sale Agreement include, but are not limited to, the following:

*    $100,000 non-refundable deposit
*    $72,500,000 purchase price
*    property purchased "AS-IS" "WHERE IS"
*    closing to be within 90 days of loan/funding commitment
*    Company to receive loan/funding commitment by June 5, 2002

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits

     3(i) Articles of Incorporation of Voyager Entertainment Holdings, Inc. 3(ii)Bylaw of Voyager Entertainment Holdings, Inc.
     99   Press Release Dated April 9, 2002
     99.1 Press Release Dated May 3, 2002

(b)  Form 8-K

     Form 8-K filed February 15, 2002
     Form 8-K/A filed February 15, 2002
     Form 8-K/A filed February 19, 2002

     Form 8-K/A filed February 25, 2002
     Form 8-K filed March 4, 2002
     Form 8-K filed April 15, 2002

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(Registrant)



By: /S/Richard Hannigan                   By: /S/Veldon Simpson
  Richard Hannigan                           Veldon Simpson
  President/Treasurer/Director               CEO/Director


Date: May 20, 2002                        Date: May 20, 2002