Form 10QSB
period 2002-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2002-08-30
CIK 1028394

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

June 30, 2002                                                      000-33151
For the quarterly                                     Commission file number
period ended




                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)



North Dakota                                                      45-0420093
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

4483 West Reno Avenue
Las Vegas, Nevada                                                      89118
(Address of principal executive offices                           (zip code)



                               (702) 221-8070
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ----     ----

     As of August 29, 2002, there were 37,077,500 shares of common stock outstanding.

      As of August 21, 2002, there were 37,072,500 shares of common stock outstanding, which does not include 5,000 shares that have been paid for but not issued.

        VOYAGER ENTERTAINMENT INTERNATIONAL, INC. (AND SUBSIDIARIES)

                                  CONTENTS

                       PART I - FINANCIAL INFORMATION

                                                                      Page No.

     Item 1.   Consolidated Financial Statements (Unaudited):

               Consolidated Balance Sheets                                 1

               Consolidated Statements of Operations (Unaudited)           2

               Consolidated Statement of Stockholders'
               Equity (Deficiency)                                       3-5

               Consolidated Statements of Cash Flows (Unaudited)           6

               Notes to Consolidated Financial Statements               7-13

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              14

                         PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          17

     Item 2.   Changes in Securities                                      18

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          18

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           18

     Item 5.   Other Information                                          19

     Item 6.   Exhibits and Reports on Form 8-K                           20

     SIGNATURES                                                           21

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December
                                                      2002        31, 2001
                                                   ----------   -----------
                                                   (Unaudited)
                     ASSETS

Current assets:
  Cash and cash equivalents                         $    25,820  $       256
  Due from related party                                  4,267
  Prepaid expenses and other current assets                              267
                                                    -----------  -----------
     Total current assets                                30,087          523

Property and equipment, net of accumulated
  depreciation of $115                                    6,145
                                                    -----------  -----------
                                                        $36,232         $523
                                                    ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable and accrued expenses              $  25,990    $  110,000
  Due to related parties                                              44,148
                                                    -----------  -----------
     Total liabilities                                   25,990      154,148
                                                    -----------  -----------
Stockholders' equity (deficiency)
  Convertible preferred stock; $.001 par value;
25,000,000 shares authorized; 1,500,000 shares of
Series A issued and outstanding                           1,500
  Common stock; $.001 par value; 100,000,000 shares
authorized; 37,077,500 and 15,000,000 shares
issued and outstanding, respectively                     37,077       15,000
  Additional paid-in-capital                         19,115,956       20,000
  Deferred construction costs                      (18,141,533)
  Deficit accumulated during development stage      (1,002,758)    (188,625)
                                                    -----------  -----------
     Total stockholders' equity (deficiency)             10,242    (153,625)
                                                    -----------  -----------
    Total liabilities and stockholders' equity
(deficiency)                                        $    36,232  $       523
                                                    ===========  ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  For the
                                                                period from
                                                                 inception
                       For the                 For the           (March 1,
                 Three Months Ended        Six Months Ended      1997) to
                      June 30,                 June 30,          June 30,
                  2002         2001        2002       2001         2002
Net revenue     $        -  $        -  $        -  $        -   $         -
                ----------  ----------  ----------  ----------  ------------
Operating
expenses:
Project costs       19,413                  24,567                    72,303
Professional
and consulting
fees               282,334                 533,579                   657,968
Other
operating
expenses            28,711         155      55,987         200        72,487
Stock discount
expense            200,000                 200,000                   200,000
                ----------  ----------  ----------  ----------  ------------
Total
operating
expenses           530,458         155     814,133         200     1,002,758
                ----------  ----------  ----------  ----------  ------------
Net loss        $(530,458)  $    (155)  $(814,133)  $    (200)  $(1,002,758)
                ==========  ==========  ==========  ==========  ============
Basic and
diluted loss
per common
share           $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
                ==========  ==========  ==========  ==========
Basic and
diluted
weighted
average shares
of common
stock           35,211,703  15,000,000  30,593,619  15,000,000
                ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002

                                     Preferred Stock        Common Stock
                                  --------------------   -----------------
                                     Shares      Amount   Shares     Amount
                                  ------------  ------- ----------- -------
Balance at inception - March 1,
 1997
 (as restated for reorganization)    1,500,000  $ 1,500           -  $     -

Conversion of preferred stock to
common stock                       (1,500,000)  (1,500)  15,000,000   15,000

Net loss for the year ended
 December 31, 1997                           -        -           -        -
                                  ------------  -------  ----------  -------
Balance at December 31, 1997                 -        -  15,000,000   15,000

Net loss for the year ended
 December 31, 1998                           -        -           -        -
                                  ------------  -------  ----------  -------
Balance at December 31, 1998                 -        -  15,000,000   15,000

Net loss for the year ended
 December 31, 1999                           -        -           -        -
                                  ------------  -------  ----------  -------
Balance at December 31, 1999                 -        -  15,000,000   15,000

Net loss for the year ended
  December 31, 2000                          -        -           -        -
                                  ------------  -------  ----------  -------

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002
                                 (CONTINUED)

                                                     Deficit
                                                   Accumulated     Total
                          Additional    Deferred    During the Stockholders'
                            Paid-in   construction Development     Equity
                            Capital       costs       Stage     (Deficiency)
                          ----------   -----------  ----------  ------------
Balance at inception -
March 1,
 1997
 (as restated for
reorganization)           $   35,000  $          -          -  $      36,500

Conversion of preferred
stock to common stock       (15,000)                                 (1,500)

Net loss for the year
ended
 December 31, 1997                 -             -   (34,361)       (34,361)
                          ----------  ------------ ----------  -------------
Balance at December 31,
1997                          20,000             -   (34,361)            639

Net loss for the year
ended
 December 31, 1998                 -             -   (11,121)       (11,121)
                          ----------  ------------ ----------  -------------
Balance at December 31,
1998                          20,000             -   (45,482)       (10,482)

Net loss for the year
ended
 December 31, 1999                 -             -    (3,428)        (3,428)
                          ----------  ------------ ----------  -------------
Balance at December 31,
1999                          20,000             -   (48,910)       (13,910)

Net loss for the year
ended
  December 31, 2000                -             -   (38,283)       (38,283)
                          ----------  ------------ ----------  -------------

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                                 (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002

                                     Preferred Stock        Common Stock
                                  -------------------- ---------------------
                                     Shares    Amount     Shares     Amount
                                  -----------  ------- ------------  -------
Balance at December 31, 2000               -  $     -   15,000,000   $15,000

Net loss for the year ended
  December 31, 2001                        -        -            -         -
                                  -----------   ------- ------------  -------
Balance at December 31, 2001               -        -   15,000,000    15,000

Issuance of stock for cash and
services (pre-merger)              2,160,000    2,160            -         -

Conversion of preferred stock to   (660,000)    (660)    6,600,000     6,600
common stock

Acquisition of net assets of               -        -   11,615,000    11,615
Dakota

Issuance of common stock for cash
-  February 15, 2002                       -        -      800,000       800

Issuance of common stock for
  services  - April 2002                   -        -      200,000       200

The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                                 (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002


                                                     Deficit
                                                   Accumulated     Total
                         Additional     Deferred    During the Stockholders'
                           Paid-in    construction Development     Equity
                           Capital       costs        Stage     (Deficiency)
                         ----------   ------------ ----------- -------------
Balance at December 31,
2000                     $   20,000   $          - $  (87,193)  $    (52,193)

Net loss for the year
ended
  December 31, 2001               -              -   (101,432)      (101,432)
                         ----------   ------------ -----------  -------------
Balance at December 31,
2001                          0,000              -   (188,625)      (153,625)

Issuance of stock for
cash and
services (pre-merger)        25,840              -           -         28,000

Conversion of preferred
stock to common stock       (5,940)                                         -

Acquisition of net
assets of Dakota           (11,615)              -           -              -

Issuance of common stock
for cash  -  February
15, 2002                    399,200              -           -        400,000

Issuance of common stock
for  services  - April
2002                        399,800              -           -        400,000

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                                 (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002

                                  Preferred Stock         Common Stock
                                -------------------    -------------------
                                 Shares     Amount      Shares      Amount
                               ----------   -------   ---------    --------
 Issuance of common stock for
Architectural agreement  - May
2002                                    -   $      -    2,812,500  $   2,812

 Issuance of common stock for
cash  - June 2002                       -          -       50,000         50

Net loss for the six months
ended
 June 30, 2002                          -          -            -          -
                               ----------   --------  -----------  ---------
Balance at June 30, 2002        1,500,000   $  1,500   37,077,500  $  37,077
                               ==========   ========  ===========  =========

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)
                                 (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002



                                                    Deficit
                                                  Accumulated       Total
                   Additional       Deferred      During the    Stockholders'
                     Paid-in      construction    Development      Equity
                     Capital         costs           Stage      (Deficiency)
                  ------------   --------------  -------------  -------------
 Issuance of
common stock for
Architectural
agreement  - May
2002              $ 18,138,722   $ (18,141,533)  $           -  $           -

 Issuance of
common stock for
cash  - June 2002      149,950                -              -        150,000

Net loss for the
six months ended
 June 30, 2002               -                -      (814,133)      (814,133)
                  ------------   --------------  -------------  -------------
Balance at June
30, 2002          $ 19,115,956   $ (18,141,533)  $ (1,002,758)  $      10,242
                  ============   ==============  =============  =============

  The accompanying notes are an integral part of the consolidated financial statements.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 For the
                                                               Period From
                                             Six Months         Inception
                                           Ended June 30,       (March 1,
                                                              1997) to June
                                                                   30,
                                       -----------  --------  -------------
                                           2002       2001         2002
                                       -----------  --------  -------------
 Cash flows provided by (used for)
 operating activities:
   Net loss                             $ (814,133)  $  (200)  $ (1,002,758)

  Adjustments to reconcile net income
 to net cash provided by operating
 activities:
    Depreciation                                115         -            115
   Issuance of common stock for
 services                                   218,000         -        218,000
    Stock discount expense                  200,000         -        200,000

  Changes in assets and liabilities:
   (Increase) decrease in assets:
    Prepaid expenses                            267         -              -

 Increase (decrease) in liabilities -
  Accounts payable and accrued
 expenses                                  (84,010)         -         25,990
                                        -----------  --------  -------------
   Net cash used for operating
 activities                               (479,761)     (200)      (558,653)
                                        -----------  --------  -------------
 Cash flows used for investing
 activities -
  payments to acquire property and
 equipment                                  (6,260)                  (6,260)
                                        -----------  --------  -------------
 Cash flows provided by (used for)
 financing activities:
   Proceeds from sale of common stock       560,000         -        595,000
   Decrease in due to related party        (44,148)         -              -
   Increase in due from related party       (4,267)         -        (4,267)
                                        -----------  --------  -------------
   Net cash provided by financing
 activities                                 511,585         -        590,733
                                        -----------  --------  -------------
  Net increase (decrease) in cash and
 cash equivalents                            25,564     (200)         25,820
  Cash and cash equivalents, beginning
 of period                                      256       369              -
                                        -----------  --------  -------------
  Cash and cash equivalents, end of
 period                                 $    25,820  $    169  $      25,820
                                        ===========  ========  =============
 Cash paid during the year for:
   Interest expense                     $         -  $      -             $-
                                        ===========  ========  =============
   Income taxes                         $         -  $      -             $-
                                        ===========  ========  =============

 Non-cash financing activity:

 For the six months ending June 30, 2002, the Company issued shares of common and preferred stock for services, totaling $218,000 (see Note 3).



The accompanying notes are an integral part of the consolidated financial statements.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002




(1)  Summary of Significant Accounting Policies:

     Basis of Presentation:

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

          The results of operations for the six months ending June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

          The accompanying consolidated financial statements include the accounts of Voyager Entertainment International, Inc. (the "Company"), formerly known as Dakota Imaging, Inc., ("Dakota"), incorporated under the laws of the state of North Dakota on January 31, 1991 and its subsidiaries:

a) Voyager Ventures, Inc. ("Ventures"), incorporated under the laws of the State of Nevada on January 15, 2002 (owned 100% by the Company);
b) Outland Development, LLC ("Outland"), a limited liability company formed under the laws of the State of Nevada on March 1, 1997(owned 100% by Ventures); and
c) Voyager Entertainment Holdings, Inc. ("Holdings"), incorporated under the laws of the State of Nevada on May 2, 2002 (owned 100% by the Company).

          The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

          Dakota entered into an agreement and Plan of Merger (the "Agreement"), dated as of February 1, 2002, with Ventures and Dakota Subsidiary Corp. ("DSC"), an inactive Nevada corporation. The agreement became effective February 8, 2002, when Ventures (the accounting acquirer) completed a reverse triangular merger ("Merger") between DSC and Dakota (the legal acquirer), whereby Dakota issued 3,660,000 shares of its Series A convertible preferred stock in exchange for 100% of Venture's outstanding common stock. Pursuant to the terms of the merger, Ventures merged with DSC wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of Dakota.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002




(1)  Summary of Significant Accounting Policies:

     Basis of Presentation, Continued:

          Concurrent with the closing of the Merger:

a) Dakota cancelled 47,000,000 shares (9,400,000 shares prior to 5 for 1 forward split) held by certain shareholders of Dakota in exchange for certain assets and liabilities of Dakota; and
b) The Company issued 21,600,000 shares of its common stock for the conversion of 2,160,000 shares of the Series A convertible preferred stock issued.

          As a result of the Merger, Venture's former shareholders obtained control of Dakota through their ownership interest in the Series A preferred stock held and converted. Therefore, this acquisition has been treated as a recapitalization of Ventures for accounting purposes and, accordingly, its financial position and results of operations have been presented for the periods preceding the Merger.

          During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and its fiscal year-end from October 31 to December 31.

          The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process raising additional capital.

     Line of Business:

          The Company is in the entertainment development business and is planning the development of two of the world's tallest Ferris Wheels, one on the Las Vegas Strip and the other in Shanghai, China.

     Use of Estimates:

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

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002



(1)  Summary of Significant Accounting Policies (Continued):

     Recent Accounting Pronouncements:

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

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

          During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002



(2)  Reorganization:

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

          The   consolidated  financial  statements  presented  include   the
          accounts of Outland from its inception (March 1, 1997) through the reorganization.

          Voyager Ventures

          The Agreement and Merger, as discussed in Note 1, with Dakota, DSC and Ventures has been accounted for in the consolidated financial statements as a public shell merger. As a result of this transaction, the former shareholders of Ventures acquired or exercised control over a majority of the shares of Dakota. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Ventures and, therefore, these consolidated financial statements represent a continuation of the entity, Ventures, not Dakota.

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

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002




(3)  Income Taxes:

     Prior to December 31, 2001, the Company reported its income taxes as a limited liability company and, as such, reported its income as a partnership whereby liability or taxes was that of the individual members rather than that of the Company. As of June 30, 2002, the Company has a deferred tax asset consisting of net operating losses, which is fully reserved for.


(4)  Commitments and Contingencies:

     On November 11, 2001, the Company entered into a fee agreement with a Nevada corporation for a purchase option to acquire certain property. The agreement states that if certain property was acquired, a $100,000 cash payment was due upon execution, as well as the issuance of a note payable totaling $2,500,000. On May 1, 2002, Voyager Entertainment Holdings, Inc. entered into a Purchase and Sale Agreement for the purchase of plus or minus six (6) acres of real property located in Las Vegas, Nevada. On May 30, 2002 the purchase and sale Agreement was cancelled and all payments due under the fee Agreement were cancelled.

    During January 2002, the Company entered into a month-to-month office lease totaling approximately $2,500 per month.

     On May 9, 2002, the Company entered into a Fee and Placement Agreement with Security Funding Corporation, whereby Security Funding was engaged to obtain financing in the amount of $180,000,000 for the development and construction of the "Voyager" project. Security Funding was paid a $5,000 non-refundable processing fee and will be paid a broker fee of 2% of any funds raised by them.

     On May 20, 2002, the Company executed an agreement with NH Media, Inc. ("NHM") where NHM will act as the exclusive financial advisor in connection with obtaining financing for the "Star of Shanghai" project. In addition to non-refundable monthly fees of $15,000, NHM, upon closing of the financing, will receive (i) a financial advisory fee of 2% of the financing, (ii) a success fee equal to 4% of the gross ticket sales relating to or arising from the Shanghai project, (iii) a success fee equal to 5% of the outstanding shares of common stock of the Company determined at closing of the financing, and (iv) the non-exclusive right to sell corporate sponsorships for the Shanghai project, with NHM retaining 10% of all revenues received in connection with NHM's sale of such sponsorships.

     On May 31, 2002, the Company entered into a binding Letter of Intent with Sahara Las Vegas Corp. ("SLVC") setting forth the basic terms and conditions for the negotiation of a long-term lease for the site located adjacent to the Sahara Hotel & Casino, whereby both companies are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel. Upon reaching a definitive agreement, the Company will become obligated to pay SLVC the sum of $2,300,000 in consideration for the termination of the current lessee, Wet `N Wild of Nevada, Inc.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002



(5)  Stockholders' Equity:

    Convertible Preferred Stock

    The Series A convertible preferred stock carries the following rights and preferences:

*    10 to 1 voting rights per share
*    Each share has 10 for 1 conversion rights to shares of common stock
*    No redemption rights
*    No face value

     Stock Issuances

     During 2002, prior to the date of the Merger, the Company issued 2,160,000 shares of convertible preferred stock as consideration for cash and services, of which 660,000 shares were immediately converted to shares of common stock, resulting in the Company having 3,660,000 shares of common stock outstanding.

     Immediately preceding the Merger, Dakota, the legal acquirer, had 11,615,000 shares of common stock outstanding.

     Effective February 8, 2002,the Company, as consideration for the Merger, issued 3,660,000 shares of its Series A convertible preferred stock in exchange for 100% of Voyager's outstanding common stock. Additionally, simultaneously upon closing of the Merger,2,160,000 shares of the Series A convertible preferred stock immediately converted into 21,600,000 shares of common stock, resulting in a balance of 1,500,000 shares of convertible preferred stock remaining outstanding. These amounts have been adjusted pursuant to reverse merger accounting in the accompanying financial statements.

     On February 15, 2002, the Company sold 800,000 restricted shares of common stock at a price of $0.50 per share for $400,000, which represented the fair market value of the common stock on date of issuance.

     On April 5, 2002, the Company issued 200,000 restricted shares of common stock in exchange for services performed totaling $200,000. The fair market value of the common stock on the date of issuance totaled $400,000. Therefore, the Company has recognized stock discount expense of $200,000.

     On April 5, 2002, the Company issued 125,000 restricted common shares for Investor Relations Services. The shares were being held by the Company in anticipation of executing a formal definitive agreement with the service provider. On June 6, 2002, the Company cancelled the shares due to an inability to reach an agreement with the service provider.

     On  May  30,  2002,  the  Company executed a Contractor  Agreement  with
     Western Architectural Services, LLC whereby Western Architectural will provide to be determined architectural services to the Company for its Voyager Project to be located on the Las Vegas Strip. The Company issued 2,812,500 shares of restricted common stock to Western Architectural in consideration for Western Architectural's contract sum of $18,141,533, classified as deferred construction costs, to be expensed as earned.

     During June 2002, the Company sold 50,000 restricted shares of common stock at a price of $3.00 per share solely to accredited investors for cash consideration totaling $150,000, which represents the fair market value of the common stock on date of issuance.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO JUNE 30, 2002



(6)  Stock option Plan:

     The Company's shareholders approved the 2002 Stock Option Plan on April 2, 2002 at the Company's annual meeting. The plan authorizes the Company to issue 5,000,000 shares of common stock for issuance upon exercise of options.

     The plan is intended to encourage directors, officers, employees and consultants of the Company to acquire ownership of Common Stock. Officers (including officers who are members of the Board of Directors), directors (other than members of the Stock Option Committee (the "Committee") to be established to administer the Stock Option Plan) and other employees and consultants of the Company and its subsidiaries (if established) will be eligible to receive options under the planned Stock Option Plan. The Committee will administer the Stock Option Plan and will determine those persons to whom options will be granted, the number of options to be granted, the provisions applicable to each grant and the time periods during which the options may be exercised. No options may be granted more than ten years after the date of the adoption of the Stock Option Plan.

     Unless the Committee, in its discretion, determines otherwise, non-qualified stock options will be granted with an option price equal to the fair market value of the shares of Common Stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the Stock Option Plan be less than the fair market value of such Common Stock to which the incentive stock option relates on the date the incentive stock option is granted. Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan when some awards may be exercised.

     In  the  event  of a change of control (as defined in the  Stock  Option
     Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of June 30, 2002, no options have been issued under this plan.

(7)  Subsequent Events:

     On July 9, 2002, the Company entered into an agreement with Technology Capital & Markets, Inc. ("TCM"), whereby TCM for a $5,000,000 investment will buy 5% ownership of Voyager Entertainment Holdings, Inc., the Company's wholly owned operations company specifically established to separate the Company's Las Vegas "Voyager" project cash flows from other operations owned or to be developed by the Company. In addition, the Company granted TCM a first right of refusal to purchase an additional twenty-five percent (25%) of the common stock of Voyager Entertainment Holdings, Inc. and issued TCM a 30-day Warrant to purchase one million (1,000,000) shares of the Company's common stock at $2.50 per share.

     Effective August 6, 2002, the Company replaced Merdinger, Fruchter, Rosen & Company, P.C. as its independent auditors with Stonefield Josephson, Inc., who will act as the Company's independent certified public accountants for the year ending December 31, 2002.

     On August 15, 2002, the Company executed an agreement with MCI Financial Services Corporation ("MCI") whereby MCI will act as the exclusive agent for the Company in the structuring of financial placement for the Construction/Permanent Loan in an amount not to exceed $100,000,000 for the Company's "Voyager" project. In addition to an application deposit of $100,000, of which $30,000 has been paid, MCI, upon closing of the financing, shall (i) be paid a fee of 2% of the financing, (ii) be issued 4,000,000 shares of the Company's common stock, and (iii) be granted stock options to purchase 2,000,000 shares of the Company's common stock at $2.50 per share exercisable on or before April 14, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

       Voyager Entertainment International, Inc., formerly named Dakota Imaging, Inc., was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002, the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures outstanding common stock. Pursuant to the terms of the merger, Ventures merged with DSC wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of the Company.

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

Business of the Company

     The Company's current business plan is to build two of the world's largest Ferris wheels, one on the Las Vegas Strip and the other in Shanghai, China.

     Las Vegas "Voyager" Wheel

     Outland Development, a wholly-owned subsidiary of the Company, for the past 5 years has extensively planned and/or evaluated the available locations at both the North and South ends of the Las Vegas Strip. The location selected for VOYAGER is the 26.87 acres owned by SLVC adjacent to the Sahara Hotel & Casino. It is anticipated that the project will benefit from the location on Las Vegas Blvd., both from the physical connection to be developed and future development properties on the north end of the strip.

     "VOYAGER" is intended to be designed as a visual ICON and experience overlooking the "Las Vegas Strip". With 33 vehicles called Sky Cruiser's, the vertical revolving vehicle will overlook the Las Vegas Strip as it revolves higher than a 50-story building at 560 (+/-) feet. One slow rotation in a vehicle will last 27 minutes and each vehicle will travel at 0.652 MPH or .9567 feet per second. The vehicle will be controlled and enhanced by the on-board SS Navigator.part entertainer, and part steward, an individual also skilled in life-safety and security.

     Land Acquisition

     The Company is currently in the process of negotiating a long-term lease for a site located adjacent to the Sahara Hotel & Casino, owned by SLVC, whereby both companies are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel. The front portion of the site will be occupied by Voyager and will become the engine for the mixed-use complex. A hotel and casino are planned, as well as timeshare or other residential modules. The design of Voyager will be integrated throughout the entire resort. The site plan will detail Voyager's plans for the wheel, including a large lake with custom boats utilized for hotel rooms, a new hotel tower and a time share tower.

     Organization

     The project will be owned by the parent company, but, will be designed, developed, built and operated by Outland Management, LLC, a wholly owned subsidiary of the Company. Outland will manage the project via a ten-year contract with performance-based extensions. All covenants, restrictions and protocol will be detailed in its operating agreement.

     As the management company, Outland will be responsible for the design, development, construction, and operation of VOYAGER, and provide the following: concept development, project design, location assessment and acquisition, strategic alliances in both entertainment and gaming, business plans and budgets, financial oversight and management during both construction and operation, marketing plans, insurance procurement and risk management, senior operational management including development of policies and procedures, and overall strategic focus for VOYAGER.

     VOYAGER is fundamentally an amusement ride attraction, and its operational and maintenance requirements are very similar to those found in the theme park industry. In addition, Las Vegas is a unique marketplace, and the visitor when placed in the environment is also unique. The ability to understand the visitor, and successfully attract customers to VOYAGER will come as a result of clearly understanding the marketing strategies of the gaming industry. Outland Management intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry.

     The  initial  management team at Outland is anticipated to  consist  of:
     Veldon Simpson, as CEO and a Director; Richard Hannigan, as President and a Director; Michael Schaunessy, as CFO; and Sig Rogich, as Director of Public Relations & Communications.

     Shanghai, China "Star of Shanghai"

     Anticipated to be located on the western bank (Puxi) of the Huangpu River, the Bund ("muddy embankment") is the chosen location for a master planned development with the Star of Shanghai as the dominant feature. Star of Shanghai is to be designed as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing.

     China is anticipated to have a bright future and grow in all dimensions, this is anticipated to impact and attract international attention.

      Voyager will require substantial additional funds to fulfill its business plan and successfully develop its two projects. Voyager intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its intellectual property or service fees. As of the date of this filing, the Company has not received a firm commitment for financing of any of the projects.

Plan of Operation

      During the next 12 months,the Company plans to focus its efforts on its development of the Ferris Wheels; however,ctual production will not commence until the Company has sufficient capital for production and marketing.

     As of June 30, 2002, the Company had only unpaid Officers and Directors. The Company is dependent upon Richard Hannigan, President and Director and Veldon Simpson, CEO and Director. The Company does not have any employees at this time and does not anticipate the need to hire any employees until such time as the Company has been sufficiently capitalized.

     Risks that could cause actual performance to differ from expected performance are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

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

     Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we initiate operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through stock offerings and bank borrowings to the extent necessary to provide working capital.

     Over  the next  twelve  months, we believe  that  existing  capital  and anticipated funds from operations will not be sufficient to sustain operations and planned development. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

     As of June 30, 2002, the Company had current assets of $30,087, and current liabilities of $25,990, resulting in working capital of $4,097.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

      As a result of our recent reorganization, we have, yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our project, the level of our competition and our ability to attract and maintain key management and employees.

     While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

We will require substantial additional financing in order to fully implement our business plan. Without any additional funding, we could remain as a start-up company with no material operations, revenues, or profits.

     Due to our start-up nature and lack of current capital, in order to fully implement our business plan we will require substantial additional funding. Our business plan will require us to incur the costs of development of our projects, which is anticipated to exceed several hundred million dollars. Our current fundraising efforts have only enabled us to maintain minimum operations and supplement our working capital requirements. We anticipate raising additional funds through a private placement, registered offering, debt financing or other sources to implement our business plan. Adequate funds for this purpose on terms favorable to us may not be available when needed, if ever. Without new funding, we cannot implement our business plan, and our shareholders may lose part or all of their investment.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

     As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

There is a limited current public market for our common stock.

     Although our common stock is listed on the Over-the-Counter Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings.

     None

Item 2.       Changes in Securities.

     On April 5, 2002,the Company issued 200,000 restricted shares of common stock to Norman and Barbara Karp for services performed totaling $200,000, which represents the fair market value of the common stock on the date of issuance, as a finder and assisting the Company in furthering its business plan. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

     On April 5, 2002, the Company issued 125,000 restricted common shares for Investor Relations Services. The shares were being held by the Company in anticipation of executing a formal definitive agreement with the service provider. On June 6, 2002 the Company cancelled the shares due to an inability to reach an agreement with the service provider.

     On May 30,2002, the Company issued 2,812,500 shares of restricted common stock to Western Architectural Services, LLC in exchange for $18,141,533 of architectural services.

     During June 2002, the Company sold 50,000 restricted shares of common stock at a price of $3.00 per share for cash consideration totaling $150,000, which represents the fair market value of the common stock on the date of issuance. As of June 30, 2002, 5,000 of the shares had not been issued. The Shares were sold directly by the company solely to Accredited Investors without registration based upon the exemption from registration afforded by Regulation D Rule 506 promulgated under the Securities Act. No commissions were paid on any funds raised.

     Subsequent Event

     On July 9, 2002, the Company issued a Warrant to purchase 1,000,000 shares of common stock to Technology Capital & Markets, Inc. for their assistance with certain fundraising assistance. The term of the Warrant was for 30 days and was not exercised prior to its termination. The warrant was issued without registration based upon the relationship between Technology Capital & Markets, Inc. and the Company, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

Item 3.       Defaults by the Company upon its Senior Securities.

     None.

Item 4.       Submission of Matters to a Vote of Security Holders.

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

      On May 1, 2002, prior to its incorporation, Holdings entered into a Purchase and Sale Agreement with F.G. 7-11, L.L.C., a Nevada limited liability company, for the purchase of plus or minus six (6) acres of real property commonly located at 3700 Las Vegas Boulevard South, Clark County, Las Vegas, Nevada. The Agreement was cancelled on May 30, 2002.

Third-Party Agreements Executed During the Quarter

      On May 9, 2002, the Company entered into a Fee and Placement Agreement with Security Funding Corporation, whereby Security Funding was engaged to obtain financing in the amount of $180,000,000 for the development and construction of the "Voyager" project. Security Funding was paid a $5,000 non-refundable processing fee and will be paid a broker fee of 2% of any funds raised by them.

     On May 20, 2002, the Company executed an agreement with NH Media, Inc. ("NHM") where NHM will act as the exclusive financial advisor in connection with obtaining financing of up to $90,000,000 for the land acquisition or to obtain a leasehold interest in the land, engineering, architectural
design,  construction  and operation of the "Star of Shanghai"  project.   In
addition to non-refundable monthly fees of $15,000, NHM, upon closing of the financing, will receive (i) a financial advisory fee of 2% of the financing,
(ii) a success fee equal to 4% of the gross ticket sales relating to or arising from the Shanghai project, (iii) a success fee equal to 5% of the outstanding shares of common stock of the Company determined at closing of
the   financing,   and  (iv)  the  non-exclusive  right  to  sell   corporate
sponsorships for the Shanghai project, with NHM retaining 10% of all revenues received in connection with NHM's sale of such sponsorships.

     Concurrent with the execution of the NH Media agreement, the Company appointed General Wong of the PRC as Vice President and Director of China
Relations along with Weina Zhang as Director of Marketing for Shanghai. General Wong is a builder, a contract negotiator, and a quality control expert in China.

     On May 30, 2002,the Company executed a Contractor Agreement with Western Architectural Services, LLC,whereby Western Architectural will provide to be determined architectural services to the Company for its Voyager Project to be located on the Las Vegas Strip. The Company issued 2,812,500 shares of restricted common stock to Western Architectural in consideration for Western Architectural's contract sum of $18,141,533, classified as deferred construction costs, to be expensed as earned.

      On May 31, 2002, the Company entered into a binding Letter of Intent with Sahara Las Vegas Corp. ("SLVC") setting forth the basic terms and conditions for the negotiation of a long-term lease for the site located adjacent to the Sahara Hotel & Casino, whereby both companies are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel. Upon reaching a definitive agreement, the Company will become obligated to pay SLVC the sum of $2,300,000 in consideration for the termination of the current lessee, Wet `N Wild of Nevada, Inc.

Subsequent Events

     On July 9, 2002, the Company entered into an Agreement with Stone Harbor Financial Services LLC, whereby Stone Harbor was to provide financing to the company in an amount of up to $172,000,000. The Company agreed to issue a number of shares of common stock equal to 25% of its total authorized shares (25,000,000 shares)on a non-dilutive basis to the investor, Stone Harbor.Upon funding the transaction, the investor and any other participants shall receive an origination fee of 10%. A substantial condition of the funding is based on the Company's ability to post title collateralized start-up costs of no less than $17,200,000. As of the date of this filing, the Company has not had the ability to raise such costs.

     On July 9, 2002, the Company entered into an agreement with Technology Capital & Markets, Inc. ("TCM"),whereby TCM will buy 5% ownership of Voyager Entertainment Holdings, Inc., the Company's wholly owned operations company specifically established to separate the Company's Las Vegas "Voyager" project cash flows from other operations owned or to be developed by the Company, for an investment of five million dollars ($5,000,000) in exchange for five percent (5%) of the common stock of Voyager Entertainment Holdings, Inc. In addition, the Company granted TCM a first right of refusal to purchase an additional twenty-five percent (25%) of the common stock of Voyager Entertainment Holdings, Inc. and issued TCM a 30-day Warrant to purchase one million (1,000,000) shares of the Company's common stock at $2.50 per share.

     Effective August 6, 2002,the Company replaced Merdinger, Fruchter, Rosen & Company, P.C., which audited the Company's financial statements for the fiscal year ended December 31, 2001, with Stonefield Josephson, Inc. to act as the Company's independent certified public accountants. The reports of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of Merdinger, Fruchter, Rosen & Company, P.C. for the fiscal year was qualified with respect to uncertainty as to the Company's ability to continue as a going concern.

     On August 15, 2002, the Company executed an agreement with MCI Financial Services Corporation ("MCI") whereby MCI will act as the exclusive agent for the Company in the structuring of financial placement for the Construction/Permanent Loan in an amount not to exceed $100,000,000 for the Company's "Voyager" project. In addition to an application deposit of $100,000, of which $30,000 has been paid, MCI, upon closing of the financing, shall (i) be paid a fee of 2% of the financing, (ii) be issued 4,000,000 shares of the Company's common stock, and (iii) be granted stock options to purchase 2,000,000 shares of the Company's common stock at $2.50 per share exercisable on or before April 14, 2005.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits

     99   Press Release Dated July 11, 2002
     99.1 Press Release Dated July 26, 2002

(b)  Form 8-K

8-K filed on April 15, 2002   -    Annual Meeting Results

8-K filed on June 24, 2002    -    NH Media Agreement; Western
                                   Architectural Agreement

8-K filed on July 3, 2002     -    F.G. 7-11 Agreement and Termination;
                                   SLVC Letter of Intent

8-K filed on August 23, 2002  -    Change of Auditor

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(Registrant)



By: /S/ Richard Hannigan                  By: /S/ Veldon Simpson
  Richard Hannigan                           Veldon Simpson
  President/Treasurer/Director               CEO/Director


Date: August 29, 2002                     Date: August 29, 2002


      In connection with the Quarterly Report of Voyager Entertainment International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Veldon Simpson, Chief Executive Officer and Richard Hannigan, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.

Date:  August 29, 2002



/S/ Veldon Simpson
Veldon Simpson
Chief Executive Officer



/S/ Richard Hannigan
Richard Hannigan
Chief Accounting Officer