Form 10QSB
period 2002-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2002-11-14
CIK 1028394

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

             For the quarterly period ended:  September 30, 2002

                      Commission file number: 000-33151




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

                          Yes  X        No    ____

     As of November 13, 2002, there were 37,672,500 shares of common stock outstanding, which does not include 5,000 shares that have been paid for but not issued.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONTENTS

                       PART I - FINANCIAL INFORMATION

                                                                    Page No.

     Item 1.   Consolidated Financial Statements (Unaudited):

               Consolidated Balance Sheets                                 1

               Consolidated Statements of Operations (Unaudited)           2

               Consolidated Statement of Stockholders' Deficit (Unaudited) 3-5

               Consolidated Statements of Cash Flows (Unaudited)           6

               Notes to Consolidated Financial Statements               7-14

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           15-19

                         PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                          20

     Item 2.   Changes in Securities                                      20

     Item 3.   Defaults by the Company upon its
               Senior Securities                                          21

     Item 4.   Submission of Matter to a Vote of
               Security Holders                                           21

     Item 5.   Other Information                                          21

     Item 6.   Exhibits and Reports on Form 8-K                           22

     SIGNATURES                                                           23

     CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER               24


         VOYAGER ENTERTAINMENT INTERNATIONAL, INC.  AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED BALANCE SHEETS




                                                     September     December
                                                        30,        31, 2001
                                                       2002
                                                    (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents                          $     7,868  $       256
  Due from related party                                   4,162
  Prepaid expenses and other current assets                               267
                                                     -----------  -----------
          Total current assets                            12,030          523

Property and equipment, net of accumulated
  depreciation of $392                                     5,325

Deferred offering cost                                   100,000
                                                     -----------  -----------
                                                     $   117,355  $       523
                                                     ===========  ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses              $   404,690  $   110,000
  Due to related parties                                               44,148
                                                     -----------  -----------
          Total liabilities                              404,690      154,148
                                                     -----------  -----------
Stockholders' equity (deficit)
  Convertible preferred stock; $.001 par value;
    25,000,000 shares authorized; 1,500,000
shares of Series A
    Issued and outstanding                                 1,500
  Common stock; $.001 par value; 100,000,000
shares authorized; 37,077,500 and 15,000,000
shares issued and outstanding, respectively               37,077       15,000
  Additional paid-in-capital                          19,115,956       20,000
  Deferred construction costs                       (18,141,533)
  Deficit accumulated during development stage       (1,300,335)    (188,625)
                                                     -----------  -----------
          Total stockholders' deficit                  (287,335)    (153,625)
                                                     -----------  -----------
          Total liabilities and stockholders'
deficit                                              $   117,355  $       523
                                                     ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC.  AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  For the
                      For the                  For the          period from
                 Three Months Ended       Nine Months Ended      inception
                   September 30,            September 30,        (March 1,
                                                                  1997) to
                                                                 September
                                                                    30,
                  2002       2001         2002         2001         2002
Net revenue       $     0    $         0  $       0     $      0  $        0

Operating
expenses:
  Project
costs              11,304                    35,871                   83,607

Professional
and
consulting
fees              269,752                   803,331                  927,720
  Other
operating
expenses           16,521         282        72,508         482       89,008
  Stock
discount
expense                                     200,000                  200,000
               ----------  ----------   -----------   ---------  -----------
  Total
operating
expenses          297,577         282     1,111,710         482    1,300,335
               ----------  ----------  ------------   ---------  -----------
Net loss       $(297,577)  $    (282)  $(1,111,710)   $   (482) $(1,300,335)
               ==========  ==========   ===========   ========= ============
Basic and
diluted loss
per common
share          $   (0.01)  $   (0.00)   $    (0.03)  $   (0.00)
               ==========  ==========   ===========   =========
Basic and
diluted
weighted
average
shares of
common stock   37,077,500  15,000,000    32,778,663  15,000,000
               ==========  ==========   ===========   =========

The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

     FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO SEPTEMBER 30, 2002





                                Preferred Stock           Common Stock
                              Shares      Amount       Shares      Amount
Balance at inception -
March 1,
  1997
  (as restated for
reorganization)              1,500,000   $   1,500             -    $     -

Conversion of preferred
stock to common stock      (1,500,000)     (1,500)    15,000,000     15,000

Net loss for the year
ended
 December 31, 1997                   -           -             -          -
                           -----------  ----------    ----------  ---------
Balance at December 31,
1997                                 -           -    15,000,000     15,000

Net loss for the year
ended
 December 31, 1998                   -           -             -          -
                           -----------  ----------    ----------  ---------
Balance at December 31,
1998                                 -           -    15,000,000     15,000

Net loss for the year
ended
 December 31, 1999                   -           -             -          -
                           -----------  ----------    ----------  ---------
Balance at December 31,
1999                                 -           -    15,000,000     15,000

Net loss for the year
ended
  December 31, 2000                  -           -             -          -
                           -----------  ----------    ----------  ---------

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO SEPTEMBER 30, 2002
                                  CONTINUED

                                                     Deficit
                                                   Accumulated      Total
                          Additional   Deferred    During the   Stockholders'
                           Paid-in   construction  Development      Equity
                           Capital       costs        Stage      (Deficiency)
Balance at inception -
March 1,
  1997
  (as restated for
reorganization)           $  35,000   $         -  $          -    $   36,500

Conversion of preferred
stock to common stock      (15,000)                                   (1,500)

Net loss for the year
ended
 December 31, 1997                -             -      (34,361)      (34,361)
                          ---------   ----------     ----------     ---------
Balance at December 31,
1997                         20,000             -      (34,361)           639

Net loss for the year
ended
 December 31, 1998                -             -      (11,121)      (11,121)
                          ---------   ----------     ----------     ---------
Balance at December 31,
1998                         20,000             -      (45,482)      (10,482)

Net loss for the year
ended
 December 31, 1999                -             -       (3,428)       (3,428)
                          ---------   ----------     ----------     ---------
Balance at December 31,
1999                         20,000             -      (48,910)      (13,910)

Net loss for the year
ended
  December 31, 2000               -             -      (38,283)      (38,283)
                          ---------   ----------     ----------     ---------

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (CONTINUED)

     FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO SEPTEMBER 30, 2002


                                    Preferred Stock        Common Stock
                                   Shares    Amount      Shares      Amount
Balance at December 31, 2000             -   $      -   15,000,000   $ 15,000

Net loss for the year ended
  December 31, 2001                      -          -            -          -
                                 ---------  --------    ----------  ---------
Balance at December 31, 2001             -          -   15,000,000     15,000

Issuance of stock for cash and
services (pre-merger)            2,160,000      2,160            -          -

Conversion of preferred stock to
common stock                     (660,000)      (660)    6,600,000      6,600

Acquisition of net assets of
Dakota                                   -          -   11,615,000     11,615

Issuance of common stock for
cash  - February 15, 2002                -          -      800,000        800

Issuance of common stock for
  services  - April 2002                 -          -      200,000        200


         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (CONTINUED)

     FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO SEPTEMBER 30, 2002
                                  CONTINUED


                                                     Deficit
                                                   Accumulated     Total
                           Additional    Deferred  During the  Stockholders'
                             Paid-in   constructionDevelopment     Equity
                             Capital      costs       Stage     (Deficiency)
Balance at December 31,
2000                      $    20,000   $        -  $ (87,193)   $   (52,193)

Net loss for the year
ended
  December 31, 2001                 -            -   (101,432)      (101,432)
                            ---------  ----------   ----------      ---------
Balance at December 31,
2001                           20,000            -   (188,625)      (153,625)

Issuance of stock for
cash and
services (pre-merger)          25,840            -           -         28,000

Conversion of preferred
stock to common stock         (5,940)                                       -

Acquisition of net assets
of Dakota                    (11,615)            -           -              -

Issuance of common stock
for cash  - February 15,
2002                          399,200            -           -        400,000

Issuance of common stock
for services - April 2002     399,800            -           -        400,000

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (CONTINUED)

     FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO SEPTEMBER 30, 2002

                                   Preferred Stock          Common Stock
                                   Shares     Amount     Shares      Amount
 Issuance of common stock for
Architectural agreement  - May
2002                                     -   $      -    2,812,500   $  2,812

 Issuance of common stock for
cash  - June 2002                        -          -       50,000         50

Net loss for the nine months
ended
 September 30, 2002                      -          -            -          -
                                 ---------  --------    ----------  ---------
Balance at September 30, 2002    1,500,000     $1,500   37,077,500    $37,077
                                 =========   ========   ==========  =========

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (CONTINUED)

FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO SEPTEMBER 30, 2002
                                  CONTINUED


                                                    Deficit
                                                  Accumulated       Total
                     Additional     Deferred       During the   Stockholders'
                      Paid-in     construction    Development       Equity
                      Capital         costs          Stage       (Deficiency)
 Issuance of common
stock for
Architectural
agreement  - May
2002                $18,138,722    $(18,141,533)   $          -  $          -

 Issuance of common
stock for cash  -
June 2002               149,950                -              -       150,000

Net loss for the
nine months ended
 September 30, 2002           -                -    (1,111,710)   (1,111,710)
                    -----------   -------------    ------------   -----------
Balance at
September 30, 2002  $19,115,956    $(18,141,533)   $(1,300,335)    $(287,335)
                    ===========    =============   ============   ===========

  The accompanying notes are an integral part of the consolidated financial statements.

         VOYAGER ENTERTAINMENT INTERNATIONAL, INC.  AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             For the Period
                                                             From Inception
                                                                (March 1,
                                           Nine Months          1997) to
                                       Ended September 30,    September 30,
                                          2002        2001        2002
Cash  flows  provided by (used  for)
operating activities:
 Net loss                             $ (1,111,710)  $ (482)   $ (1,300,335)

 Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation                                  392        -             392
  Issuance of common stock for
services                                    218,000        -         218,000
  Stock discount expense                    200,000        -         200,000

 Changes in assets and liabilities:
 (Increase) decrease in assets:
  Prepaid expenses                              267        -               -

  Increase (decrease) in liabilities
   Accounts payable and accrued
expenses                                    294,690        -         404,690
                                      -------------  -------  --------------
   Net cash used for operating
activities                                (398,361)    (482)       (477,253)
                                      -------------  -------  --------------
Cash   flows   used  for   investing
activities -
  payments to acquire property and
equipment                                   (5,717)                  (5,717)
                                      -------------  -------  --------------
Cash flows provided by (used for)
financing activities:
  Proceeds from sale of common stock
                                            560,000        -         595,000
  Deferred offering cost                  (100,000)        -       (100,000)
  Due to related party                     (44,148)        -               -
  Due from related party                    (4,162)      213         (4,162)
                                      -------------  -------  --------------
    Net cash provided by financing
activities                                  411,690      213         490,838
                                      -------------  -------  --------------
Net increase (decrease) in cash and
cash equivalents                              7,612    (269)           7,868
Cash and cash equivalents, beginning
of period                                       256      369               -
                                      -------------  -------  --------------
Cash and cash equivalents, end of
period                                $       7,868  $   100  $        7,868
                                      =============  =======  ==============
Cash paid during the period for:
     Interest expense                 $           -  $     -  $            -

     Income taxes                     $           -  $     -  $            -

Non-cash financing activity:
During the nine months ending September 30, 2002, the Company issued shares of common and preferred stock for services, totaling $218,000 and recognized a stock discount expense for $200,000 (see Note 4).

The accompanying notes are an integral part of the consolidated financial statements.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO SEPTEMBER 30, 2002

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

          The results of operations for the nine months ending September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

     Deferred Offering Costs

          Deferred offering costs consist of costs incurred to raise debt to finance its Voyager project. These costs will be amortized over the weighted term of the debt securities using the interest method.

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

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

(3)  Income Taxes:

     Prior to December 31, 2001, the Company reported its income taxes as a limited liability company and, as such, reported its income as a partnership whereby liability or taxes was that of the individual members rather than that of the Company. As of September 30, 2002, the Company has a deferred tax asset consisting of net operating losses, which are fully reserved for.

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

     On May 9, 2002, the Company entered into a Fee and Placement Agreement with Security Funding Corporation ("Security Funding"), whereby Security Funding was engaged to obtain financing in the amount of $180,000,000 for the development and construction of the "Voyager" project. Security Funding was paid a $5,000 non-refundable processing fee and will be paid a broker fee of 2% of any funds raised by them. As of September 30, 2002, no funding has been provided by Security Funding.

     On May 20, 2002, the Company executed an agreement with NH Media, Inc. ("NHM") where NHM was to act as the exclusive financial advisor in connection with obtaining financing for the "Star of Shanghai" project. In addition to non-refundable monthly fees of $15,000, NHM, upon closing of the financing, was to receive (i) a financial advisory fee of 2% of the financing, (ii) a success fee equal to 4% of the gross ticket sales relating to or arising from the Shanghai project, (iii) a success fee equal to 5% of the outstanding shares of common stock of the Company determined at closing of the financing, and (iv) the non-exclusive right to sell corporate sponsorships for the Shanghai project, with NHM retaining 10% of all revenues received in connection with NHM's sale of such sponsorships. As of September 30, 2002, this agreement has been cancelled without any further obligations.

     On May 31, 2002, the Company entered into a binding Letter of Intent with Sahara Las Vegas Corp. ("SLVC") setting forth the basic terms and conditions for the negotiation of a long-term lease for the site located adjacent to the Sahara Hotel & Casino, whereby both companies are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel of land. Upon reaching a definitive agreement, the Company will become obligated to pay SLVC the sum of $2,300,000 in consideration for the termination of the current lessee, Wet `N Wild of Nevada, Inc. As of September 30, 2002, no definitive agreement has been consummated.

     On July 9, 2002, the Company entered into an Agreement with Stone Harbor Financial Services LLC, whereby Stone Harbor is to provide financing to the company in an amount of up to $172,000,000. The Company agreed to issue a number of shares of common stock equal to 25% of its total authorized shares (25,000,000 shares) on a non-dilutive basis to the investor that funds the transaction. In addition, the investor and any other participants shall receive an origination fee of 10%. A substantial condition of the funding is based on the Company's ability to post title collateralized start-up costs of no less than $17,200,000. As of the date of this filing the Company has not had the ability to raise such costs and no consideration is owed by the Company as of September 30, 2002.

     On July 9, 2002, the Company entered into an agreement with Technology Capital & Markets, Inc. ("TCM"), whereby TCM, for a $5,000,000 investment will buy 5% ownership of Voyager Entertainment Holdings, Inc., the Company's wholly owned operating entity, specifically established to separate the Company's Las Vegas "Voyager" project cash flows from other operations owned or to be developed, by the Company. In addition, the Company granted TCM a first right of refusal to purchase an additional twenty-five percent (25%) of the common stock of Voyager Entertainment Holdings, Inc. and issued TCM a 30-day Warrant to purchase one million (1,000,000) shares of the Company's common stock at $2.50 per share, which was contingent upon the $5,000,000 investment in the Company. As of September 30, 2002, the $5,000,000 investment had not been received by the Company.

     On August 15, 2002, the Company executed an agreement with MCI Financial Services Corporation ("MCI") whereby MCI will act as the exclusive agent for the Company in the structuring of financial placement for the Construction/Permanent Loan in an amount not to exceed $100,000,000 for the Company's "Voyager" project. In addition to an application deposit of $100,000, MCI, upon closing of the financing, shall (i) be paid a fee of 2% of the financing, (ii) be issued 4,000,000 shares of the Company's common stock, and (iii) be granted stock options to purchase 2,000,000 shares of the Company's common stock at $2.50 per share exercisable on or before April 14, 2005.

     On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI") via MCI acting as an agent, whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million. Voyager paid an initial due diligence fee of $30,000 (paid to RRI) and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, Voyager paid an additional fee of $70,000 (paid to RRI and part of the application deposit it referenced in prior paragraph above) upon receipt of the securitization commitment. Since the amounts paid to RRI are for debt issue costs related to the bond offering, the entire $100,000 has been presented as a deferred offering cost on the accompanying balance sheet and will be amortized over the lives of the various debt to be raised.

(5)  Stockholders' Deficit:

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

     Effective February 8, 2002 the Company, as consideration for the Merger, issued 3,660,000 shares of its Series A convertible preferred stock in exchange for 100% of Voyager's outstanding common stock. Additionally, simultaneously upon closing of the Merger 2,160,000 shares of the Series A convertible preferred stock immediately converted into 21,600,000 shares of common stock, resulting in a balance of 1,500,000 shares of convertible preferred stock remaining outstanding. These amounts have been adjusted pursuant to reverse merger accounting in the accompanying financial statements.

     On February 15, 2002 the Company sold 800,000 restricted shares of common stock at a price of $0.50 per share for $400,000, which represented the fair market value of the common stock on the date of issuance.

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

     On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("WAL") whereby Western Architectural will provide to be determined architectural services to the Company for its Voyager Project to be located on the Las Vegas Strip. The Company issued 2,812,500 shares of restricted common stock to Western Architectural in consideration for Western Architectural's contract sum of $18,141,533, classified as deferred construction costs, to be expensed as earned. As of September 30, 2002, no amounts have been earned by WAL and accordingly, no amounts have been expensed.

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

     In  the  event  of a change of control (as defined in the  Stock  Option
     Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of September 30, 2002, no options have been issued under this plan.

(7)  Subsequent Events:

     On October 28, 2002, the Company entered into a professional architectural services agreement with A.C.E Architect, Inc. in exchange for 600,000 shares of common stock. In addition, the Company is responsible for reimbursement of expenses.

Item 2.    Plan of Operations.

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

     Land Acquisition

     The Company is currently in the process of negotiating a long-term lease for a site located adjacent to the Sahara Hotel & Casino, owned by SLVC, whereby both companies are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel. The front portion of the site will be occupied by Voyager and will become the engine for the mixed-use complex. A hotel and casino are planned, as well as timeshare or other residential modules. The design of Voyager will be integrated throughout the entire resort. The site plan will detail Voyager's plans for the wheel, including a large lake with custom boats utilized for hotel rooms, a new hotel tower and a time share tower. As of September 30, 2002, no definitive agreement has been consummated.

     On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI"), whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million. Voyager paid an initial due diligence fee of $30,000 and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, Voyager paid an additional fee of $70,000 upon receipt of the securitization commitment.

     Organization

     The project will be owned by the parent company, however, will be designed, developed, built and operated by Outland Management, LLC, a wholly owned subsidiary of the Company. Outland will manage the project via a ten-year contract with performance-based extensions. All covenants, restrictions and protocol will be detailed in its operating agreement.

     As the management company Outland will be responsible for the design, development, construction, and operation of VOYAGER, and provide the following: concept development, project design, location assessment and acquisition, strategic alliances in both entertainment and gaming, business plans and budgets, financial oversight and management during both construction and operation, marketing plans, insurance procurement and risk management, senior operational management including development of policies and procedures, and overall strategic focus for VOYAGER.

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

     China's bright future and growth in all dimensions is anticipated to impact and attract international attention.

     Voyager will require substantial additional funds to fulfill its business plan and successfully develop its two projects. Voyager intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its intellectual property or service fees. As of the date of this filing the Company has not received a firm commitment for financing of any of the projects.

     Plan of Operation

     During the next 12 months, the Company plans to focus its efforts on its development of the Ferris Wheels; however actual production will not commence until the Company has sufficient capital for production and marketing.

     As of September 30, 2002, the Company had only unpaid Officers and Directors. The Company is dependent upon Richard Hannigan, President and Director and Veldon Simpson, CEO and Director. The Company does not have any employees at this time and does not anticipate the need to hire any employees until such time as the Company has been sufficiently capitalized.

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

     As of September 30, 2002, the Company had current assets of $12,030, and current liabilities of $404,690, resulting in working capital deficit of $392,660.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs, and the classification of net operating loss and tax credit carryforwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Form 8-K report filed on March 4, 2002.


Attestation of Chief Executive Officer and Chief Financial Officer as to our internal controls

Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of our internal controls and have found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluations.

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

     On July 9, 2002, the Company issued a Warrant to purchase 1,000,000 shares of common stock to Technology Capital & Markets, Inc. for their assistance with certain fundraising assistance. The term of the Warrant was for 30 days and was terminated. The warrant was issued without registration based upon the relationship between Technology Capital & Markets, Inc. and the Company, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

     On October 28, 2002, the Company entered into a professional architectural services agreement with A.C.E Architect, Inc. in exchange for 600,000 shares of common stock. In addition, the Company is responsible for reimbursement of expenses. The shares was issued without registration based upon the relationship between Technology Capital & Markets, Inc. and the Company, in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

     Item 3.       Defaults by the Company upon its Senior Securities.

     None.

     Item 4.       Submission of Matter to a Vote of Security Holders.

     None

     Item 5.       Other Information.

     Third-Party Agreements Executed or Terminated During the Quarter

     On May 20, 2002 the Company executed an agreement with NH Media, Inc. ("NHM") where NHM was to act as the exclusive financial advisor in connection with obtaining financing of up to USD$90,000,000 for the land acquisition or to obtain a leasehold interest in the land, engineering, architectural design, construction and operation of the "Star of Shanghai" project. In addition to non-refundable monthly fees of $15,000, NHM, upon closing of the financing, was to receive (i) a financial advisory fee of 2% of the financing, (ii) a success fee equal to 4% of the gross ticket sales relating to or arising from the Shanghai project, (iii) a success fee equal to 5% of the outstanding shares of common stock of the Company determined at closing of the financing, and
     (iv) the non-exclusive right to sell corporate sponsorships for the Shanghai project, with NHM retaining 10% of all revenues received in connection with NHM's sale of such sponsorships. As of September 30, 2002, this agreement has been cancelled without any further obligations.

     On July 9, 2002, the Company entered into an Agreement with Stone Harbor Financial Services LLC, whereby Stone Harbor was to provide financing to the company in an amount of up to $172,000,000. The Company agreed to issue a number of shares of common stock equal to 25% of its total authorized shares (25,000,000 shares) on a non-dilutive basis to the investor that funds the transaction. In addition, the investor and any other participants shall receive an origination fee of 10%. A substantial condition of the funding is based on the Company's ability to post title collateralized start-up costs of no less than $17,200,000. As of the date of this filing the Company has not had the ability to raise such costs.

     On July 9, 2002, the Company entered into an agreement with Technology Capital & Markets, Inc. ("TCM"), whereby TCM for a $5,000,000 investment will buy 5% ownership of Voyager Entertainment Holdings, Inc., the Company's wholly owned operations company specifically established to separate the Company's Las Vegas "Voyager" project cash flows from other operations owned or to be developed by the Company. In addition, the Company granted TCM a first right of refusal to purchase an additional twenty-five percent (25%) of the common stock of Voyager Entertainment Holdings, Inc. and issued TCM a 30-day Warrant to purchase one million (1,000,000) shares of the Company's common stock at $2.50 per share, which was contingent upon the $5,000,000 investment in the Company. As of September 30, 2002, the $5,000,000 investment had not been received by the Company.

     On August 15, 2002, the Company executed an agreement with MCI Financial Services Corporation ("MCI") whereby MCI will act as the exclusive agent for the Company in the structuring of financial placement for the Construction/Permanent Loan in an amount not to exceed USD$100,000,000 for the Company's "Voyager" project. In addition to an application deposit of $100,000, MCI, upon closing of the financing, shall (i) be paid a fee of 2% of the financing, (ii) be issued 4,000,000 shares of the Company's common stock, and (iii) be granted stock options to purchase 2,000,000 shares of the Company's common stock at $2.50 per share exercisable on or before April 14, 2005.

     On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI") via MCI acting as an agent, whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million. Voyager paid an initial due diligence fee of $30,000 (paid to RRI) and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, Voyager paid an additional fee of $70,000 (paid to RRI and part of the application deposit referenced in prior paragraph above) upon receipt of the securitization commitment. Since the amounts paid to RRI are for debt issue costs related to the bond offering, the entire $100,000 has been presented as a deferred offering cost on the accompanying balance sheet and will be amortized over the life of the various debt to be raised.

Subsequent Event
     On October 28, 2002, the Company entered into a professional architectural services agreement with A.C.E Architect, Inc. in exchange for 600,000 shares of common stock. In addition, the Company is responsible for reimbursement of expenses.

     Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits
     99   Press Release Dated July 11, 2002
     99.1 Press Release Dated July 26, 2002
99.2 Press Release Dated October 8, 2002

(b)  Form 8-K
8-K filed on July 3, 2002-        F.G. 7-11 Agreement and Termination; SLVC
                                  Letter of Intent
8-K filed on August 23, 2002-     Change of Auditor - Dismissal of
                                  Merdinger, Fruchter, Rosen & Corso and
                                  appointment of Stonefield Josephson, Inc.
8-K/A filed on September 6, 2002- Amendment to Change of Auditor - Dismissal
                                  of Merdinger, Fruchter, Rosen & Corso and
                                  appointment of Stonefield Josephson, Inc.
8-K filed on October 8, 2002 -    Agreement with Residential Resources, Inc

8-K filed on October 11, 2002 -   Securitization Commitment from Residential
                                  Resources, Inc

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(Registrant)



By:/s/ Richard Hannigan                 By:/s/ Veldon Simpson
  Richard Hannigan                         Veldon Simpson
  President/Treasurer/Director             CEO/Director
  Chief Accounting Officer

Date: November 14, 2002                 Date: November 14, 2002

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Voyager Entertainment International Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Veldon Simpson, Chief Executive Officer and Richard Hannigan, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  We have reviewed the report;

(2) To the best of our knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of our knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  We:
(a)  are responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report our conclusions about the effectiveness of our internal controls based on our evaluation of that date;

(5)  We have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) We have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  November 14, 2002


/s/ Veldon Simpson                        /s/ Richard Hannigan
Veldon Simpson                            Richard Hannigan
Chief Executive Officer                   Chief Accounting Officer