Form 10KSB
period 2002-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2003-04-16
CIK 1028394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33151

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	45-0420093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4483 West Reno Avenue, Las Vegas, Nevada	89118
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code: (702) 221-8070

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title if Class)

        Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.
[    ]

        The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2003, was 38,652,500 shares, held by approximately 64 stockholders.

        The issuer had no revenues for the most recent fiscal year ended December 31, 2002.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year was $3,446,514 based on a share value of $0.18 as of March 31, 2003.

        Transitional Small Business Disclosure Format (check one): Yes ______ No X

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE FISCAL YEAR ENDED
December 31, 2002

Index to Report
on Form 10-KSB

PART I		PAGE

Item 1.	Description of Business	4-8
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8-10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	11-13
Item 6.	Managements' Discussion and Analysis or Plan of Operation	13-17
Item 7.	Financial Statements	17
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	17-18

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	18-21
Item 10.	Executive Compensation	21
Item 11.	Security Ownership of Certain Beneficial Owners and Management	22
Item 12.	Certain Relationships and Related Transactions	22-23
Item 13.	Controls and Procedures	23
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	23-25

Signatures		26
Certification		27
Consolidated Financial Statements		F-1 - F-19

        This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

        In this filing references to "Company," "we," "our," and/or "us," refers to Voyager Entertainment International, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Business Development

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

      The Series A preferred stock carries the following rights and preferences:

  10 to 1 voting rights per share
  Each share has 10 to 1 conversion rights to shares of common stock (every 1 share of series A preferred stock has the right to convert into 10 shares of common stock)
  No redemption rights
  No face value

      Concurrent with the closing of the Merger, 2,160,000 shares of the Series A preferred stock were immediately converted into 21,600,000 shares of common stock.

        Pursuant to current North Dakota law the Company did not need the approval of its shareholders to consummate the Merger as the constituent corporation in the merger were Dakota Subsidiary Corp. and Voyager Ventures, Inc. The Company was not a constituent corporation in the merger.

        Further, pursuant to the terms of the Merger Agreement, the board of directors of the Company, consisting of Lawrence Nieters, Joell Nieters and Frances Hedman, appointed Gregg Guffria, Veldon Simpson, and Richard Hannigan as new directors of the Company to serve until the next annual meeting of shareholders; or until their successors have been elected. Following their appointment of new directors, Lawrence Nieters and Joell Nieters resigned as directors.

        On April 2, 2002, we held our annual stockholders meeting and the stockholders voted on and approved changing the Company's name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.

        On November 15, 2002, we entered into a loan and security agreement with Mr. Dan Fugal an unaffiliated individual, whereby Mr. Fugal is to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million. As of the date of the filing of this report Mr. Fugal has provided the company with $500,000.

Subsequent Event

        On February 5, 2003, the Clark County Commission approved our plan to build a 50-story hotel and a 50-story Ferris wheel around a man-made lake with 20 yachts on the Las Vegas Strip.

        On February 15, 2003, we executed an amendment to the Loan and Security Agreement to amend the term date from February 15, 2003 to April 15, 2003. We believe that Mr. Fugal will continue to extend the date on Loan Security Agreement. However there can be no guarantee that this will occur.

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

        Our current business plan is to build two of the world's largest Ferris wheels, one on the Las Vegas Strip and the other in Shanghai, China.

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

        "VOYAGER" is intended to be designed as a visual ICON and experience overlooking the "Las Vegas Strip". With 33 vehicles called Sky Cruiser's, the vertical revolving vehicle will overlook the Las Vegas Strip as it revolves higher than a 50-story building at 600 (+/-) feet. One slow rotation in a vehicle will last 27 minutes and each vehicle will travel at 0.652 MPH or .9567 feet per second. The vehicle will be controlled and enhanced by the on-board SS Navigator part entertainer, and part steward, an individual also skilled in life-safety and security.

Land Acquisition

        We are currently in the process of negotiating a long-term lease for a site located adjacent to the Sahara Hotel & Casino, owned by SLVC, whereby we are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel. The front portion of the site will be occupied by Voyager and will become the engine for the mixed-use complex. A hotel and casino are planned, as well as timeshare or other residential modules. The design of Voyager will be integrated throughout the entire resort. The site plan will detail Voyager's plans for the wheel, including a large lake with custom boats utilized for hotel rooms, a new hotel tower and a time share tower. As of March 31, 2003, no definitive agreement has been consummated. On August 16, 2002, we entered into an agreement with Residential Resources, Inc. ("RRI"), whereby RRI will sell/hypothecate our assets to act as collateral for a bond issuance, which will raise up to $100 million. We paid an initial due diligence fee of $30,000 and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, we paid an additional fee of $70,000 upon receipt of the securitization commitment.

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

        The initial management team at Outland is anticipated to consist of: Richard Hannigan President and a Director, Veldon Simpson as CEO and a Director; Myong Hannigan as Secretary Treasurer; Michael Schaunessy, as CFO; and Sig Rogich, as Director of Public Relations & Communications.

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

        At this time Voyager has decided to focus primarily on the Las Vegas project with the view that it is more difficult to build and finance both projects simultaneously. We anticipate that we will begin to focus on the Shanghai project in 2004. We continue to believe that there is a great prospect for a Voyager project in China as well as other locations.

Market Overview

        Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management is reasonably confident that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital may in turn cause the Company to become insolvent.

Competition

        We compare with numerous other entertainment companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected.

Research and Development

        From inception in March of 1997 through present, we have devoted a majority of our time on research and development. During our development stage period from March 1, 1997 through December 31, 2002, we incurred operating expenses of $1,942,952 against no revenues , which resulted in an operating loss of $1,942,952.

Employees

        As of December 31, 2002, we only had unpaid Officers and Directors. We are dependent upon Richard Hannigan, President Director of the Company; Veldon Simpson, CEO and Director and Myong Hannigan, Secretary Treasurer. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

        Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hannigan, Mr. Simpson or our inability to attract and retain other qualified employees could have material adverse effect on us.

ITEM 2. DESCRIPTION OF PROPERTY

        We currently lease 2,100 square feet of office space from Synthetic Systems of which our president is the owner. We lease the office space at cost for the amount of $2,325 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

Background

        Voyager Entertainment International, Inc. ("VEII") started as Outland Development, LLC which was in business to develop and construct a "Wheel Based" entertainment/amusement attraction in Las Vegas, Nevada on the Las Vegas Strip. Richard Hannigan, Veldon Simpson and Gregg Guiffria were the main partners. After searching for capital and land for the project through 2001, Outland was introduced to Don and Nancy Tyner and Barclay Davis. Davis represented himself as a person who was experienced with public companies and the Tyners represented themselves as investors in the project. The Tyners made it clear that they would not invest in the project unless it was publicly traded and Barclay Davis was the individual involved in the process of taking the company public.

        VEII is a N. Dakota corporation. Its principal place of business is in Las Vegas, Nevada. VEII became public and eligible to trade on the OTC:BB in or around March of 2002. Voyager Ventures, Inc. was formed and purchased Outland Development, LLC (the operating company) and subsequently completed a reverse merger with Dakota Imaging. The terms of the transaction were as follows:

        1) purchase price $600,000 for stock in Dakota Imaging.

        VEII capital structure was 36M Restricted shares. Don Tyner and Barclay Davis purchased 3,600,000 shares of Voyager Ventures for the sum of $10,000 which was divided between them and exchanged in the reverse merger for an equal number of VEII shares. Gregg Guiffria, Richard Hannigan and Veldon Simpson each received 11,000,000 shares (6,000,000 of common and 500,000 shares Preferred with 10 to 1 conversion rights.)

        Unbeknownst to VEII and its management, Don and Nancy Tyner and Barclay Davis received an additional 5,807,000 shares of "free-trading" stock which were in the name of the original shareholders of VEII and which holdings and ownership interest were never disclosed to management or the general public by filing Section 13 or Section 16 reports as required under the Securities and Exchange Act of 1934.

        Don and Nancy Tyner invested $400,000 to Outland through a Private Placement at $0.50 per share. Of those funds $150,000 was given to John E. Dhonau for fees and expenses associated with the reverse merger process.

        From the period of September thru October of 2002, Don and Nancy Tyner loaned VEII $210,200.

        During the fall/winter of 2002, VEII through a newspaper article, became aware Barclay Davis was sentenced to 30 months in Federal Prison.

Threatened Litigation

        In the process of auditing the consolidated financial statements of VEII for the years ended December 31, 2002 and 2001, which are included in VEII's annual report on Form 10-KSB, its auditor, Stonefield Josephson, Inc. sent out "Note Payable Confirmation Requests" to Don and Nancy Tyner and First Nevada Development Company (collectively "Tyner") on or about March 14, 2003 to confirm the $210,200 Tyner loaned to VEII during the period of September thru October of 2002. In response, Tyner sent a letter through its attorney alleging $1,464,826.38 was immediately due and payable including interest at the legal rate.

        Tyner is alleging that several payments made by it to various individuals and entities were actually for the benefit of VEII, and VEII should be responsible for those debts. In addition to the $210,200 acknowledged by VEII, Tyner has alleged the following are owed by VEII:

1) Check 1068, dated 1/10/02 in the amount of $600,000 made payable to "BLD Trust";
2) Check 10034, dated 2/15/02 in the amount of $400,000 made payable to "Dakota Imaging, Inc.";
3) Check 1114, dated 3/25/02 in the amount of $20,000 made payable to "John E. Dhonau";
4) Check 4003, dated 8/1/02 in the amount of $50,000 made payable to "Rainbird Trust";
5) Check 1181, dated 8/1/02 in the amount of $100,000 made payable to "Rainbird Trust";
6) Miscellaneous expenses totaling $18,039.24 incurred by Don Tyner; and,
7) A $50,000 bonus on the $600,000 check dated 01/10/03 made payable to "BLD Trust".

        VEII acknowledges the $18,039.24 listed as expenses is a bona-fide debt of VEII, as such the company is of the opinion that it owes Tyner the sum of $228,239.24.

        Attempts to settle these matters have not been successful as of the time of this filing.

        The Company intends to defend any action initiated by Tyner for collection of the aforementioned amounts vigorously.

        The company believes the "BLD Trust" is Barclay and Loretta (wife) Davis, and that "Rainbird Trust" is Barclay and Loretta Davis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of shareholders on April 2, 2002. Business conducted at the meeting included the following proposals:

(1) To elect two directors (Richard Hannigan and Veldon Simpson) to serve until the next annual meeting or until their successors are elected and qualified;
(2) To change the Company's fiscal year end to December 31st;
(3) To change the Company's name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.;
(4) To amend the Company's Certificate of Incorporation;
(5) To amend and restate the Company's Bylaws;
(6) To confirm the reaffirmation of Merdinger, Fruchter, Rosen & Corso, P.C. as independent auditors for the Company;
(7) To adopt a stock option plan providing for options up to 5,000,000 shares of common stock;
(8) To ratify the merger between Dakota Subsidiary Corp. and Voyager Ventures, Inc.;
(9) To schedule the next annual meeting of shareholders.

        Each share of Common Stock was entitled to one vote. Only shareholders of record at the close of business on March 1, 2002, were entitled to vote. The number of outstanding shares at that time was 34,015,000 held by approximately 67 shareholders. The required quorum of shareholders was present at this meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

        Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "VEII". The following table sets forth the quarterly high and low bid prices for our Common Stock during our last fiscal year, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2002		2001
	Low	High	Low	High
1st Quarter	$0.00	$0.00	Not Trading	Not Trading
2nd Quarter	$4.93	$8.25	Not Trading	Not Trading
3rd Quarter	$0.22	$2.17	Not Trading	Not Trading
4th Quarter	$0.17	$0.37	0.00	0.00

* The Company was eligible for trading on the OTC:BB in December of 2001 under the symbol "DAKI", however no trades occurred. The Company's symbol was changed to "VEII" in April of 2002.

(b) Holders of Common Stock

        As of December 31, 2002, we had approximately 64 shareholders of record of the 38,652,500 shares outstanding. The closing bid stock price on March 31, 2003 was $.17.

(c) Dividends

        We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

        In the year ended December 31, 2002 we issued and sold the following unregistered securities:

        On February 15, 2002, we sold 800,000 restricted shares of common stock at a price of $.50 per share for $400,000 in a transaction pursuant to an exemption provided by Regulation D 506. The investor as provided under the terms of the subscription agreement is an accredited investor as defined in Section 501 of Regulation D.

        On April 5, 2002, we issued 200,000 restricted shares of common stock to Norman and Barbara Karp for services as a finder and assisting us in furthering our business plan, a total consideration of $400,000. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), and Rule 701 thereof. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for us and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

        On April 5, 2002, the Company issued 125,000 restricted common shares for investor relations services. The shares were being held by the Company in anticipation of executing a formal definitive agreement with the service provider. On June 6, 2002, the Company cancelled the shares due to an inability to reach an agreement with the service provider and are not reflected in the accompanying consolidated financial statements

        On May 30, 2002, we issued 2,812,500 shares of restricted common stock to Western Architectural Services, LLC in exchange for $18,141,533 of construction services.

        During June 2002, we sold 50,000 restricted shares of common stock at a price of $3.00 per share for cash consideration totaling $150,000, which represents the fair market value of the common stock on the date of issuance. As of December 31, 2002, 5,000 of the shares had not been issued. The Shares were sold directly by us solely to Accredited Investors without registration based upon our exemption from registration afforded by Regulation D Rule 506 promulgated under the Securities Act. No commissions were paid on any funds raised.

        On July 9, 2002, we issued a Warrant to purchase 1,000,000 shares of common stock to Technology Capital & Markets, Inc. for their assistance with certain fundraising assistance. The term of the Warrant was for 30 days and expired on August 9, 2002`. The warrant was issued without registration based upon our relationship with Technology Capital & Markets, Inc. in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

        On October 28, 2002, we entered into a professional architectural services agreement with A.C.E Architect, Inc. in exchange for 600,000 shares of common stock. In addition, we are responsible for reimbursement of expenses. The shares were issued without registration based upon our relationship with A.C.E Architect, Inc. in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

        On November 15, 2002, we issued 300,000 shares of common stock to Dan Fugal, to which Rule 144 of the securities laws apply, for his assistance in the financial arrangement whereby he is willing to make available to us a credit facility in the form of a line of credit in the amount of $2,500,000.

        On November 16, 2002, we issued 250,000 shares of common stock to Kent Norton, to which Rule 144 of the securities laws apply, for services as a finder.

        On November 16, 2002, we issued 100,000 shares of common stock to Wade Mitchell, to which Rule 144 of the securities laws apply, for services as a finder.

        On December 9, 2002, the Company entered into a consulting agreement in exchange for 325,000 shares of common stock.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

        With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

        Voyager Entertainment International, Inc., formerly named Dakota Imaging, Inc., was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002 the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada Corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures outstanding common stock. Pursuant to the terms of the merger, Ventures merged with DSC ceased to exist and Ventures became a wholly owned subsidiary of the Company.

        On April 2, 2002 we amended our Certificate of Incorporation to change our name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.

Plan of Operation

        During the next 12 months, we plan to focus our efforts on our development of the Ferris Wheels; however actual production will not commence until we have sufficient capital for production and marketing. Currently, our monthly cash need is approximately $25,000 per month. These costs consist primarily of rent expenses, overhead and printing expenses.

        We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank.

        We have no operating history, no significant current operations, minimum cash on hand, and no profit. Because of these factors, our auditors have issued an audit opinion for us which includes a statement describing our going concern status. This means there is substantial doubt about our ability to continue as a going concern. While we believe we have made good faith estimates of our ability to secure additional capital in the future to reach our goals, there is no guarantee that we will receive sufficient funding to implement any future business plan steps. In the event that we do not receive additional financing, we will not be able to continue our operations.

        The timing of most of our capital expenditures is discretionary. Currently there are no material long-term commitments associated with our capital expenditure plans. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The level of our capital expenditures will vary in future periods depending on market conditions and other related economic factors.

        Risks that could cause actual performance to differ from expected performance are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

Results of Operations

Year Ended December 31, 2002 and December 31, 2001

        Revenues. We did not have any revenues for the fiscal year ending December 31, 2002. There was no change in revenues from the year ending 2002 versus 2001 because we are still in a development stage and revenues will not be generated until operations of a ride begin.

Project Costs

        Project Costs for the year ended December 31, 2002 were $29,388, an increase of $26,575 over the $2,813 of project costs incurred in the year ended December 31, 2001. These expenses consisted primarily of presentation development and materials provided to prospective funding sources.

        General and Administrative. General and administrative expenses totalling $1,724,939 for the year ended December 31, 2002 primarily consisted of office rental expenses, legal fees and professional expenses. If the company receives funding we expect these fees to increase substantially including support for employees that will be required.

        Loss from Operations. As a result of the increases, primarily in research and development and professional fees, loss from operations for the period ended December 31, 2002 were $1,754,327 an increase of $1,652,895, over the loss from operations of $101,432 for the year ended December 31, 2001.

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

        As of December 31, 2002, we had current assets of $116,454, and current liabilities of $813,220, resulting in working capital deficit of $696,766.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

        As a result of our recent reorganization, we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our project, the level of our competition and our ability to attract and maintain key management and employees.

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

Personnel

        As of December 31, 2002, we had only unpaid Officers and Directors. We are dependent upon Richard Hannigan, President and Director and Veldon Simpson, CEO and Director and Myong Hannigan Secretary Treasurer. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Going Concern

        The consolidated financial statements included in this filing have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS

        See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-19 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        At our annual stockholders' meeting held April 2, 2002, our stockholders reaffirmed the appointment of Merdinger, Fruchter, Rosen & Corso, P.C., as our independent accountants for the fiscal year ending December 31, 2002. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors. Merdinger, Fruchter, Rosen & Corso, P.C. was engaged by us on April 9, 2002. Clyde Bailey P.C. was dismissed as our independent accountant on April 2, 2002.

        The audit reports issued by Clyde Bailey P.C. with respect to our financial statements for 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. From October 1999 through April 2, 2002, when Clyde Bailey P.C. was dismissed as our independent accountant, there were no disagreements between us and Clyde Bailey P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Clyde Bailey P.C., would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

        The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by Clyde Bailey P.C. as our independent accountants.

        On August 8, 2002 Merdinger, Fruchter, Rosen & Corso, P.C. was dismissed as the registrant's independent accountant.

        The registrant has appointed Stonefield Josephson, Inc., as Registrant's independent accountants for the fiscal year ending December 31, 2002. This is a change in accountants recommended by Registrant's Executive Management and approved by Registrant's Board of Directors. Stonefield Josephson, Inc. was engaged by Registrant on August 8, 2002.

        The audit reports issued by Merdinger, Fruchter, Rosen & Corso, P.C. with respect to the registrant and its subsidiaries financial statements for January 31, 2002, December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and any subsequent interim period through August 8, 2002, there were no disagreements between the registrant and Merdinger, Fruchter, Rosen & Corso, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Merdinger, Fruchter, Rosen & Corso, P.C., would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

        The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Merdinger, Fruchter, Rosen & Corso, P.C., as the independent accountants of Registrant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Richard Hannigan	54	President, Treasurer and Director
Veldon Simpson	62	CEO and Director
Myong Hannigan	55	Secretary

Duties, Responsibilities and Experience

        Richard L. Hannigan, Sr., age 54, is President/Treasurer and Director of Voyager Entertainment International, Inc. Mr. Hannigan has been President of a design/construction company, Synthetic Systems, Inc. since 1991. This company specializes in custom designs for interior and exterior casino construction. Under Mr. Hannigan's control Synthetic Systems, Inc. has been involved in several casino projects in Las Vegas, including the Luxor Hotel Casino, interior themed areas and exterior main entry Sphinx. Prior to Synthetic Systems, Inc., Mr. Hannigan owned and operated two consulting and construction companies from 1983-1991. These companies, Architectural Services, Inc. and Architectural Systems, Inc., respectively have been responsible for construction projects located in Las Vegas, Palm Springs, Los Angeles and Salt Lake City. Mr. Hannigan, consulted for exterior glazing and exotic fenestrations on commercial as well as casino companies, in Las Vegas.

        Veldon Simpson, age 62, is CEO and Director of Voyager Entertainment International, Inc. Mr. Simpson graduated from Arizona State University's five year architectural Program and holds Masters Degree in Architecture. Mr. Simpson, for the past 35 years has been the owner of Veldon Simpson-Architect, Inc., the Architect of Record for many projects and each of the projects was personally designed by Mr. Simpson, some of the projects are: MGM Grand Hotel & Casino, Excalibur Hotel & Casino, Luxor Hotel & Casino, Circus-Circus Skyrise Hotel, Colorado Belle Hotel & Casino, Edgewater Hotel & Casino, San Remo Hotel & Casino, Avi Hotel & Casino, Casa Blanca Hotel & Casino, Riviera Hotel & Casino, Dobson Ranch Inn, & Scottsday Inn, Casino Royale, Waco Casino in Sanya City, Hainan Province, Mainland China, Remodeled the Dunes Casino, and the Sands Casino & Expo Center, Palace Station Hotel & Casino, Big Bear California Sky Lodge and The Inn at The Space Needle in Seattle, WA. As Architect of Record for the World's Largest Casino's, the company of Veldon Simpson-Architect, Inc., was rated #1 in the USA for the years 1991-1993.

        Myong Hannigan, age 55, is Secretary of Voyager Entertainment International, Inc. Ms. Hannigan attended college at Seoul University in Seoul, South Korea for general studies and business management. Ms. Hannigan is also currently a managing partner of a design/construction company, Synthetic Systems, Inc. since 1991. This company specializes in custom design for interior and exterior casino construction. Prior to Synthetic Systems, Inc., Ms. Hannigan was a managing partner for Architectural Services, Inc. and Architectural Systems, Inc., from 1983-1991. This company specialized in design and installation of Custom Glass and Glazing Systems. Prior to Architectural Services, Inc. and Architectural Systems, Ms. Hannigan owned and managed Antiqua Stain Glass Company in Honolulu, Hawaii from 1979-1981, which was relocated from Bloomington, Illinois (1976-1979). The company specialized in design, manufacturing, installation and retail/wholesale products. Ms. Hannigan is the wife of Richard Hannigan, President, Treasurer and Director of the Company.

        Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

        No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

        No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

        No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

        Board of Directors Committees and Compensation

        Compensation Committee Interlocks and Insider Participation

        The Board of Directors does not have a Compensation Committee. Richard Hannigan, President, oversaw the compensation of our executive officers.

Board of Director's Report on Executive Compensation

        General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2002, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

        Overall Policy; Significant Factors. The compensation decisions made by the Board of Directors in respect of our executive officers were influenced by two major factors. First, our startup nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

        As overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for Management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

        The Board believes that cash bonuses are, at times, appropriate based upon the performance of our business compared to our internal expectations and general business conditions.

Stock Option Plan

        Our shareholders approved a 2002 Stock Option Plan on April 2, 2002 at our annual meeting. The plan authorizes the Company to issue 5,000,000 shares of common stock for issuance upon exercise of options.

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

        Unless the Committee, in its discretion otherwise, non-qualified stock options will be granted with an option price equal to the fair market value of the shares of Common Stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the Stock Option Plan be less than the date the incentive stock option is granted. Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan when some awards may be exercised.

        In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2002, no options have been issued under this plan.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, our belief is that during the year ended 2002, Richard Hannigan, Veldon Simpson and Myong Hannigan filed there forms 5 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation of our executive officers and directors for the fiscal year.

        Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others

Richard Hannigan President/Treasurer/Director	2002	$-0-	-0-	-0-	2,585,000	-0-	-0-
Veldon Simpson CEO/Director	2002	$-0-	-0-	$86,000	6,000,000	-0-	-0-
Myong Hannigan Secretary	2002	$-0-	-0-	-0-	3,000,000	-0-	-0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

Name of Beneficial Owner (1)	Number of Shares	Percent Of Class
Richard Hannigan	2,585,000	6.7%
Veldon Simpson	6,000,000	15.5%
Myong Hannigan	3,000,000	7.8%
Gregg Giuffria	5,500,000	14.2%
Western Architectural Services LLC	2,812,500	7.2%
	----------	-----------
All Directors & Officers as a Group	19,897,500	51.4%
	==========	===========

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned 100% by Richard Hannigan, Sr., our President of the Company. Synthetic advances funds when needed for operating purposes. These advances bear interest at 5% per annum and are payable upon demand. Interest expense totaled $150, $2,000 and $1,500, respectively, as of January 31, 2002, and December 31, 2001 and 2000. As of January 31, 2002, we had a balance due to Synthetic in the amount of $46,356.

        Additionally, we have received funds from Gregg Giuffria, former officer and director of the Company, and Veldon Simpson, an officer and director of the Company, from time to time in the past. As of January 31, 2002, we had a balance due to Mr. Giuffria of $1,884 and a balance due to Mr. Simpson of $834.

Apex Ford

        Apex Ford is a chinese company and was established by the officers and directors of VEII in order to operate and create a presence in China. Apex Ford is not economically dependent on VEII and has not entered into any transactions with VEII.

        On November 19, 2002 a Chinese Company called Apex Ford of which the officers of VEII are also the officers of Apex Ford received $150,000 from CML Group of China. The original agreement was to be for $1,500,000. As of this date the CML Group has only provided the initial $150,000 and is unlikely that CML will fund any additional funds.

ITEM 13. CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There has been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report

1. Financial Statements:

A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. Independent Auditors Report F 1
2. Consolidated Financial Statements:

Consolidated Balance Sheet F 2
Consolidated Statements of Operation F-3
Consolidated Statement of Stockholders' Deficit F 4
Consolidated Statements of Cash Flows F-5
Notes to Consolidated Financial Statements F-6 - F-19

2. During the fiscal year December 31, 2002 the Company filed the following 8 Ks.

8-K Report filed on November 22, 2002, Loan and Security Agreement dated 11/15/02.
8-K/A Report filed on October 11, 2002, amendment to 8-K filed on 10/8/02.
8-K Report filed on October 8, 2002, Residential Resources Agreement dated 9/10/02.
8-K/A Report filed on September 6, 2002, amendment to 8-K filed on 8/23/02.
8-K Report filed on August 23, 2002, Change of Accountant.
8-K Report filed on July 3, 2002, Purchase and Sale Agreement with F.G. 7-11 LLC, dated 5/1/02/ Letter of Intent of Parcel dated 5/31/02.
8-K Report filed on June 24, 2002, Agreement with NH Media, dated 5/21/02/Contractor Agreement with Western Architectural Services LLC, dated 5/30/02.
8-K Report filed on April 15, 2002, Annual Stockholders' Meeting - change of officers & directors, change of fiscal year, 4/2/02.
8-K Report filed on March 4, 2002, Merger between Dakota Imaging, Inc./Dakota Subsidiary Corp. and Voyager Ventures, Inc., dated 2/8/02.
8-K/A Report filed on February 25, 2002, Merger between Dakota Imaging, Inc./ Dakota Subsidiary Corp. and Voyager Ventures, Inc., dated 2/8/02.
8-K/A Report filed on February 19, 2002, Merger between Dakota Imaging, Inc./ Dakota Subsidiary Corp. and Voyager Ventures, Inc., dated 2/8/02.
8-K/A Report filed on February 15, 2002, Merger between Dakota Imaging, Inc./ Dakota Subsidiary Corp. and Voyager Ventures, Inc., dated 2/8/02.
8-K Report filed on February 15, 2002, Merger between Dakota Imaging, Inc./ Dakota Subsidiary Corp. and Voyager Ventures, Inc., dated 2/8/02.

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8 K
NONE

4. Exhibits

Number           Description

3(a)                 Amended Certificate of Incorporation, dtd. April 12, 2002
3(b)                 Amended and Restated Bylaws
10(a)                Contractor Agreement with Western Architectural Services, LLC.
10(b)                A.C.E. Architect Agreement
10(c)                Loan and Security Agreement
10(d)                Dan Fugal Revolving Promissory Note
10(e)                Pledge Agreement with TMGLI, Inc., T & G Development, Ltd., Was, Inc., and Dan Fugal.
10(f)                Mitchell Finder Fee Agreement
10(g)                Norton Finder Fee Agreement
10(h)                Mitchell Proxy
10(i)                Norton Proxy
10(j)                Fugal Proxy

10(k)*               Amendment to Loan and Security Agreement
16                      Letter of Merdinger, Fruchtor, Rosen & Corso, P.C. regarding change in certifying accountant.
99(a)                 2002 Stock Option Plan
99(b)*               Las Vegas Sun Article, dtd. February 6, 2003
_________
* Filed in herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

By:/s/
Richard Hannigan, President/Director

Dated: April 15, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE
Richard Hannigan	President/Director/CFO	April 15, 2003
Myong Hannigan	Secretary	April 15, 2003

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Voyager Entertainment International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Hannigan, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4) I:

(a) am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2001 through December, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5) I have disclosed to the Company's auditors and the board of directors:

(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;
(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Date: April ___, 2003

_______________________________________
Richard Hannigan, President/Chief Financial Officer

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

AND FOR THE PERIOD FROM INCEPTION
ON MARCH 1, 1997 TO DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors
Voyager Entertainment International, Inc. and Subsidiaries
Las Vegas, Nevada

        We have audited the accompanying consolidated balance sheet of Voyager Entertainment International, Inc. (a Development Stage Company) and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on March 1, 1997 to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2002 and 2001 and for the period from inception on March 1, 1997 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of revenue, has a working capital deficit of $696,766, has an accumulated deficit of $1,942,952, incurred significant net loss and has used cash for operating activities of $1,126,442 in 2002, all of which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 19, 2003

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002

ASSETS

Current assets:
Cash	$ 112,186
Other current assets	4,268

Total current assets		$ 116,454

Property and equipment, net of
accumulated depreciation		5,039

Total assets		$ 121,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 198,131
Loans payable	228,239
Note payable, net of unamortized discount of $113,150	386,850

Total current liabilities		$ 813,220

Stockholders' deficit:
Preferred stock; $.001 par value; 25,000,000 shares
authorized, 1,500,000 shares of Series A issued and outstanding	1,500
Common stock; $.001 par value; 100,000,000 shares
authorized, 38,652,500 shares issued and outstanding	38,653

Additional paid-in capital	19,515,207
Deferred construction costs	(18,304,135)
Deficit accumulated during development stage	(1,942,952)

Total stockholders' deficit		(691,727)

Total liabilities and stockholders' deficit		$ 121,493

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			since inception on
	For the year ended	For the year ended	March 1, 1997 to
	December 31, 2002	December 31, 2001	December 31, 2002

Net revenue	$ -	$ -	$ -

Operating expenses:
Professional and consulting fees	1,315,193	93,176	1,432,544
Stock discount expense	200,000	-	200,000
Interest	59,785	-	59,785
Project costs	29,388	2,813	77,124
Rent expense	30,440	-	32,765
Other operating expenses	119,521	5,443	140,734

	1,754,327	101,432	1,942,952

Loss from operations	(1,754,327)	(101,432)	(1,942,952)

Income taxes	-	-	-

Net loss	$ (1,754,327)	$ (101,432)	$ (1,942,952)

Net loss per share - basic and diluted	$ (0.05)	$ (0.01)

Weighted average common stock
shares outstanding - basic and diluted	34,066,110	15,000,000

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO DECEMBER 31, 2002

							Deficit
							accumulated
						Deferred	during the	Total
	Preferred Stock		Common Stock		Additional	construction	development	stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	costs	stage	deficit

For the period since inception on March 1, 1997
to December 31, 2000 (as restated
for reorganization)	-	$ -	15,000,000	$ 15,000	$ 20,000	$ -	$ (87,193)	$ (52,193)

Net loss for the year ended
December 31, 2001	-	-	-	-	-	-	(101,432)	(101,432)

Balance at December 31, 2001	-	-	15,000,000	15,000	20,000	-	(188,625)	(153,625)

Issuance of stock for cash and
services (pre-merger)	2,160,000	2,160	-	-	25,840	-	-	28,000

Conversion of preferred stock
to common stock	(660,000)	(660)	6,600,000	6,600	(5,940)	-	-	-

Acquisition of net assets of Dakota	-	-	11,615,000	11,615	(11,615)	-	-	-

Issuance of common stock for cash -
February 2002	-	-	800,000	800	399,200	-	-	400,000

Issuance of common stock for services -
April 2002	-	-	200,000	200	399,800	-	-	400,000

Issuance of common stock for
Architectural agreement - May 2002	-	-	2,812,500	2,813	18,138,722	(18,141,535)	-	-

Issuance of common stock for cash -
June 2002	-	-	50,000	50	149,950	-	-	150,000

Issuance of common stock for
Architectural agreement - October 2002	-	-	600,000	600	162,000	(162,600)	-	-

Issuance of common stock for
financing costs - November 2002	-	-	650,000	650	162,500	-	-	163,150

Issuance of stock for services - October 2002	-	-	325,000	325	74,750	-	-	75,075

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(1,754,327)	(1,754,327)

Balance at December 31, 2002	1,500,000	$ 1,500	38,652,500	$ 38,653	$19,515,207	$(18,304,135)	$ (1,942,952)	$ (691,727)

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			since inception on
	For the year ended	For the year ended	March 1, 1997 to
	December 31, 2002	December 31, 2001	December 31, 2002

Cash flows provided by (used for) operating activities:
Net loss	$ (1,754,327)	$ (101,432)	$ (1,942,952)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	678	-	678
Issuance of common stock	293,075	-	293,075
Stock discount expense	200,000	-	200,000
Merger expense	-		-
Interest expense from the issuance of common stock	50,000	-	50,000

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses	267	(267)	-
Other current assets	(4,268)	-	(4,268)

Increase (decrease) in liabilities -
accounts payable and accrued expenses	88,133	93,652	198,133

Net cash used for operating activities	(1,126,442)	(8,047)	(1,205,334)

Cash flows used for investing activities -
payments to acquire property and equipment	(5,719)	-	(5,719)

Cash flows provided by (used for) financing activities:
Due to related party	(44,148)	8,303	-
Proceeds from notes payable	728,239	-	728,239
Issuance of common stock	560,000	-	595,000
Deferred offering cost	-	-	-
Capital contribution	-	-	-

Net cash provided by financing activities	1,244,091	8,303	1,323,239

Net increase in cash	111,930	256	112,186
Cash, beginning of year/period	256	-	-

Cash, end of year/period	$ 112,186	$ 256	$ 112,186

Cash paid during the period for:
Interest expense	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non cash financing activity:
Common stock issued for services	$ 493,075	$ -	$ 493,075

Common stock issued for financing costs	$ 163,150	$ -	$ 163,150

Common stock issued for Architectural Agreement	$ 18,304,135	$ -	$ 18,304,135

Conversion of preferred stock to common stock	$ 6,600	$ -	$ 6,600

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies:

Business Activity:

        The Company is in the entertainment development business and is planning the development of the world's tallest Ferris Wheel on the Las Vegas Strip.

Plan of Reorganization:

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

Voyager Ventures

The Agreement and Merger, as discussed in Basis of Presentation, with Dakota, DSC and Ventures has been accounted for in the consolidated financial statements as a public shell merger.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies, Continued:

        Plan of Reorganization, Continued:

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

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Voyager Entertainment International, Inc. (the "Company"), formerly known as Dakota Imaging, Inc., ("Dakota"), incorporated under the laws of the state of North Dakota on January 31, 1991, and its subsidiaries:

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

Dakota entered into an agreement and Plan of Merger (the "Agreement"), dated as of February 1, 2002, with Ventures and Dakota Subsidiary Corp. ("DSC"), an inactive Nevada corporation. The agreement became effective February 8, 2002, when Ventures (the accounting acquirer) completed a reverse triangular merger ("Merger") between DSC and Dakota (the legal acquirer), whereby Dakota issued 3,660,000 shares of its Series A convertible preferred stock in exchange for 100% of Venture's outstanding common stock, of which, 1,500,000 Series A preferred shares (converted to 15,000,000 common shares) have been presented as issued since inception. Pursuant to the terms of the merger, Ventures merged with DSC wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of Dakota.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies, Continued:

        Basis of Presentation, Continued:

        Concurrent with the closing of the Merger:

a) Dakota cancelled 47,000,000 shares (9,400,000 shares prior to 5 for 1 forward split) held by certain shareholders of Dakota in exchange for certain assets and liabilities of Dakota; and
b) The Company issued 21,600,000 shares of its common stock for the conversion of 2,160,000 shares of the Series A convertible preferred stock issued (1,500,000 preferred shares converted into 15,000,000 common shares were presented as issued since inception and the remaining 660,000 preferred shares were issued for stock and services which converted into 6,600,000 shares of common stock).

As a result of the Merger, Venture's former shareholders obtained control of Dakota through their ownership interest in the Series A preferred stock held and converted. Therefore, this acquisition has been treated as a recapitalization of Ventures for accounting purposes and, accordingly, its financial position and results of operations have been presented for the periods preceding the Merger.

During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year-end of December 31.

Going Concern

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, has a working capital deficit of $696,766, has an accumulated deficit of $1,942,952, incurred significant net loss and has used cash for operating activities of $1,126,442 in 2002, all of which raise substantial doubt about its ability to continue as a going concern.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies, Continued:

        Basis of Presentation, Continued:

Going Concern, Continued

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

        Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Other Comprehensive Loss:

Other comprehensive loss consisted of net loss only and accordingly, a Statement of Comprehensive Loss has not been presented.

Financing Costs:

Financing costs consist of costs incurred to raise debt to finance its Voyager project. These costs are amortized over the weighted term of the debt securities using the interest method.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies, Continued:

Cash and Cash Equivalents:

Equivalents - For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment:

Furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from 5-7 years.

Segment Information:

The Company's management believes it operates in a single business segment; all operations for the year ended December 31, 2002 and 2001 are domestic.

Net Loss Per Share:

Net income (loss) per share has been computed using the weighted average number of common shares outstanding during 2002 and 2001. There were no common stock equivalent shares outstanding.

Income Taxes:

Prior to December 31, 2001, the Company reported its income taxes as a limited liability company and, as such, reported its income as a partnership whereby liability or taxes was that of the individual members rather than that of the Company. As of December 31, 2002, the Company has a deferred tax asset arising from net operating losses. The deferred tax asset is reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements:

In July 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption did not have a material impact to the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement after the effective date.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact to the Company's financial position or results of operations.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements, Continued:

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.

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

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(1) Summary of Significant Accounting Policies, Continued:

Recent Accounting Pronouncements, Continued:

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(2) Loans Payable:

Loans payable have no stated interest rate, are due on demand and unsecured. Interest of $5,000 has been accrued at an estimated market rate of 12% and is included in accounts payable and accrued expenses in the accompanying financial statements. The balance is $228,239 as of December 31, 2002 and the proceeds were used for operating capital during the year ended December 31, 2002.

Contingent Liability

During the year ended December 31, 2002, an officer of the Company , who lacked appropriate authority, offered approximately 16.4 million options to investors at an exercise price of $0.001. There were no written agreements and Board approval was required for such transactions, and hence, the officer did not have the authority to grant the options. These options were contingently issuable upon the successful completion of debt financing of amounts ranging from $100 million to $300 million, unrelated to the above. The Company and its Board of Directors have denied any liability for the issuance of these options, plans to vigorously defend its position and accordingly, no amount has been accrued for this contingency in the accompanying consolidated financial statements.

Since the options granted above relate directly to the cost of raising debt capital, the fair value of the options using the Black Scholes model (limited to the face amount of the debt) will be recognized by the Company as a debt issue cost and amortized over the estimated life of the loan using the interest method, if the transaction is deemed to be valid.

(3) Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement in the amount of $2,500,000. Advances, under this line of credit, are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company is required to issue up to 1,500,000 shares of its common stock on a pro rata basis. The Company has borrowed $500,000 against this line of credit and issued 300,000 shares of its common shares. The note payable is due by April 15, 2003, secured by all assets of the Company and bears interest at 12% per annum (effective rate of 80%). Interest of $5,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying financial statements. In addition, the Company also issued 350,000 shares of common stock as finder's fees. Upon the receipt of funds, the Company is required to issue up to 1,400,000 shares of its common stock on a pro rata basis as finders fee. The fair market value of the common stock shares on the date of issuance totaled $163,150, all of which has been accounted for as debt issuance cost. During the year ended December 31, 2002, $50,000 was expensed as interest expense and the unamortized balance of $113,150 has been netted against the face amount of the debt.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(4) Stockholders' Deficit:

Convertible Preferred Stock

The Series A convertible preferred stock carries the following rights and preferences:

  10 to 1 voting rights per share
  Each share has 10 for 1 conversion rights to shares of common stock
  No redemption rights
  No face value

  Stock Issuances

  During 2002, prior to the date of the Merger, the Company issued 2,160,000 shares of convertible preferred stock as consideration for cash and services, of which 660,000 shares were immediately converted to shares of common stock, resulting in Voyager having 3,660,000 shares of common stock outstanding.

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

  On April 5, 2002, the Company issued 125,000 restricted common shares for investor relations services. The shares were being held by the Company in anticipation of executing a formal definitive agreement with the service provider. On June 6, 2002, the Company cancelled the shares due to an inability to reach an agreement with the service provider and are not reflected in the accompanying consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(4) Stockholders' Deficit, Continued:

On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("WAL") whereby Western Architectural will provide "to be determined" architectural services to the Company for its Voyager Project to be located on the Las Vegas Strip. The Company issued 2,812,500 shares of restricted common stock to Western Architectural in consideration for Western Architectural's contract sum of $18,141,535 classified as deferred construction costs, to be expensed as incurred. As of December 31, 2002, no amounts have been earned by WAL and accordingly, no amounts have been expensed.

During June 2002, the Company sold 50,000 restricted shares of common stock at a price of $3.00 per share solely to accredited investors for cash consideration totaling $150,000, which represents the fair market value of the common stock on the date of issuance.

On October 28, 2002, the Company entered into a professional architectural services agreement with A.C.E Architect, Inc. ("ACE") in exchange for 600,000 shares of common stock, fair valued at $162,600. As of December 31, 2002, these services are recorded as deffered construction costs, to be expensed as incurred, as no amounts have been earned by ACE. In addition, the Company is responsible for reimbursement of certain expenses.

On November 19, 2002, the Company entered into a line of credit financing agreement in the amount of $2,500,000 in exchange for 650,000 shares of common stock. The fair market value of the common stock on the date of issuance totaled $163,150.

On December 9, 2002, the Company entered into a consulting agreement in exchange for 325,000 shares of common stock. The fair market value of the common stock on the date of issuance totaled $75,075.

(5) Stock Option Plan:

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

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(5) Stock Option Plan, Continued:

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2002, no options have been issued under this plan.

(6) Commitments and Contingencies:

On November 11, 2001, the Company entered into a fee agreement with a Nevada corporation for a purchase option to acquire certain property. The agreement states that if certain property was acquired, a $100,000 cash payment was due upon execution, as well as the issuance of a note payable totaling $2,500,000. On May 1, 2002, Voyager Entertainment Holdings, Inc. entered into a Purchase and Sale Agreement for the purchase of approximately six (6) acres of real property located in Las Vegas, Nevada. On May 30, 2002 the purchase and sale Agreement was cancelled and all payments due under the fee Agreement were cancelled.

During January 2002, the Company entered into a month-to-month office lease totaling approximately $2,500 per month.

On May 9, 2002, the Company entered into a Fee and Placement Agreement with Security Funding Corporation ("Security Funding"), whereby Security Funding was engaged to obtain financing in the amount of $180,000,000 for the development and construction of the "Voyager" project. Security Funding was paid a $5,000 non-refundable processing fee and will be paid a broker fee of 2% of any funds raised by them. As of December 31, 2002, no funding has been provided by Security Funding.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(6) Commitments and Contingencies, Continued:

On May 20, 2002, the Company executed an agreement with NH Media, Inc. ("NHM") where NHM will act as the exclusive financial advisor in connection with obtaining financing for the "Star of Shanghai" project. In addition to non-refundable monthly fees of $15,000, NHM, upon closing of the financing, will receive (i) a financial advisory fee of 2% of the financing, (ii) a success fee equal to 4% of the gross ticket sales relating to or arising from the Shanghai project, (iii) a success fee equal to 5% of the outstanding shares of common stock of the Company determined at closing of the financing, and (iv) the non-exclusive right to sell corporate sponsorships for the Shanghai project, with NHM retaining 10% of all revenues received in connection with NHM's sale of such sponsorships. As of December 31, 2002, this agreement has been cancelled without any further obligations.

On May 31, 2002, the Company entered into a binding Letter of Intent with Sahara Las Vegas Corp. ("SLVC") setting forth the basic terms and conditions for the negotiation of a long-term lease for the site located adjacent to the Sahara Hotel & Casino, whereby both companies are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel of land. Upon reaching a definitive agreement, the Company will become obligated to pay SLVC the sum of $2,300,000 in consideration for the termination of the current lessee, Wet 'N Wild of Nevada, Inc. As of December 31, 2002, no definitive agreement has been consummated.

On July 9, 2002, the Company entered into an Agreement with Stone Harbor Financial Services LLC ("Stone Harbor") whereby Stone Harbor was to provide financing to the company in an amount of up to $172,000,000. The Company agreed to issue a number of shares of common stock equal to 25% of its total authorized shares (25,000,000 shares) on a non-dilutive basis to Stone Harbor. In addition, Stone Harbor and any other participants shall receive an origination fee of 10% of the gross proceeds. A substantial condition of the funding is based on the Company's ability to post title collateralized start-up costs of no less than $17,200,000. As of the date of this filing the Company has not had the ability to raise such costs.

On July 9, 2002, the Company entered into an agreement with Technology Capital & Markets, Inc. ("TCM"), whereby TCM, for a $5,000,000 investment, will buy 5% ownership of Voyager Entertainment Holdings, Inc., the Company's wholly owned operations company specifically established to separate the Company's Las Vegas "Voyager" project cash flows from other operations owned or to be developed by the Company. In addition, the Company granted TCM a first right of refusal to purchase an additional twenty-five percent (25%) of the common stock of Voyager Entertainment Holdings, Inc. and issued TCM a 30-day Warrant to purchase one million (1,000,000) shares of the Company's common stock at $2.50 per share. The warrant expired during the year.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2002 AND 2001

(6) Commitments and Contingencies, Continued:

On August 15, 2002, the Company executed an agreement with MCI Financial Services Corporation ("MCI") whereby MCI will act as the exclusive agent for the Company in the structuring of financial placement for the Construction/Permanent Loan in an amount not to exceed USD $100,000,000 for the Company's "Voyager" project. In addition to an application deposit of $100,000, of which $30,000 has been paid, MCI, upon closing of the financing, shall (i) be paid a fee of 2% of the financing, (ii) be issued 4,000,000 shares of the Company's common stock, and (iii) be granted stock options to purchase 2,000,000 shares of the Company's common stock at $2.50 per share exercisable on or before April 14, 2005.

On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI") via MCI acting as an agent, whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million. Voyager paid an initial due diligence fee of $30,000 (paid to RRI) and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, Voyager paid an additional fee of $70,000 to RRI upon receipt of the securitization commitment. During the year ended December 31, 2002, total fees incurred for this transaction amounted to $424,000, of which, $29,000 is included in accounts payable and accrued expenses. All amounts incurred in relation to RRI have been expensed in the accompanying statements of operations.

Contingent Liability

During the year ended December 31, 2002, an officer of the Company who lacked appropriate authority, offered approximately 16.4 million options to investors at an exercise price of $0.001. There were no written agreements and Board approval was required for such transactions, and hence, the officer did not have the authority to grant the options. These options were contingently issuable upon the successful completion of debt financing of amounts ranging from $100 million to $300 million, unrelated to the above. The Company and its Board of Directors have denied any liability for the issuance of these options and plans to vigorously defend its position. Accordingly, no amount has been accrued for this contingency in the accompanying consolidated financial statements.

Since the options granted above relate directly to the cost of raising debt capital, the fair value of the options using Black Scholes model (limited to the face amount of the debt) will be recognized by the Company as a debt issue cost and amortized over the estimated life of the loan using the interest method, if the transaction is deemed to be valid.