Form 10QSB
period 2003-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2003-05-20
CIK 1028394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended: March 31, 2003

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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

There are 38,652,500 shares of common stock issued and outstanding as of May 15, 2003

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

AND FOR THE PERIOD FROM INCEPTION

ON MARCH 1, 1997 TO MARCH 31, 2003

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET - MARCH 31, 2003

ASSETS

Current assets:
Cash	$ 12,222
Other current assets	4,268

Total current assets		$ 16,490

Property and equipment, net of
accumulated depreciation		5,525

Total assets		$ 22,015

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 182,311
Loans payable	228,239
Note payable, net of unamortized discount of $15,150	484,850

Total current liabilities		$ 895,400

Stockholders' deficit:
Preferred stock; $.001 par value; 25,000,000 shares
authorized, 1,500,000 shares of Series A	1,500
Common stock; $.001 par value; 100,000,000 shares
authorized, 38,652,500 shares issued and outstanding	38,653
Issued and outstanding
Additional paid-in capital	19,515,207
Deferred construction cost	(18,304,135)
Deficit accumulated during development stage	(2,124,610)

Total stockholders' deficit		(873,385)

Total liabilities and stockholders' deficit		$ 22,015

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period
			since inception on
	Three Months Ended	Three Months Ended	March 1, 1997 to
	March 31, 2003	March 31, 2002	March 31, 2003

Net revenue	$ -	$ -	$ -

Operating expenses:
Professional and consulting fees	51,583	251,245	1,484,127
Stock discount expense	-	-	200,000
Interest	119,014	-	178,799
Project costs	628	5,154	77,752
Rent expense	6,975	-	39,740
Other operating expenses	3,458	27,276	144,192

	181,658	283,675	2,124,610

Loss from operations	(181,658)	(283,675)	(2,124,610)

Income taxes	-	-	-

Net loss	$ (181,658)	$ (283,675)	$ (2,124,610)

Net loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.06)

Weighted average common stock
shares outstanding - basic and diluted	38,652,500	25,924,222	34,973,308

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO MARCH 31, 2003

							Deficit
							accumulated
						Deferred	during the	Total
	Preferred Stock		Common Stock		Additional	construction	development	stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	costs	stage	deficit

For the period since inception on March 1, 1997
to December 31, 2000 (as restated
for reorganization)	-	$ -	15,000,000	$ 15,000	$ 20,000	$ -	$ (87,193)	$ (52,193)

Net loss for the year ended
December 31, 2001	-	-	-	-	-	-	(101,432)	(101,432)

Balance at December 31, 2001	-	-	15,000,000	15,000	20,000	-	(188,625)	(153,625)

Issuance of stock for cash and
services (pre-merger)	2,160,000	2,160	-	-	25,840	-	-	28,000

Conversion of preferred stock
to common stock	(660,000)	(660)	6,600,000	6,600	(5,940)	-	-	-

Acquisition of net assets of Dakota	-	-	11,615,000	11,615	(11,615)	-	-	-

Issuance of common stock for cash -
February 15, 2002	-	-	800,000	800	399,200	-	-	400,000

Issuance of common stock for services -
April 2002	-	-	200,000	200	399,800	-	-	400,000

Issuance of common stock for
Architectural agreement - May 2002	-	-	2,812,500	2,813	18,138,722	(18,141,535)	-	-

Issuance of common stock for cash -
June 2002	-	-	50,000	50	149,950	-	-	150,000

Issuance of common stock for
Architectural agreement - October 2002	-	-	600,000	600	162,000	(162,600)	-	-

Issuance of common stock for
financing costs - November 2002	-	-	650,000	650	162,500	-	-	163,150

Issuance of stock for services - October 2002	-	-	325,000	325	74,750	-	-	75,075

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(1,754,327)	(1,754,327)

Balance at December 31, 2002	1,500,000	1,500	38,652,500	38,653	19,515,207	(18,304,135)	(1,942,952)	(691,727)

Net loss for the three months ended March 31, 2003	-	-	-	-	-	-	(181,658)	(181,658)

Balance at March 31, 2003	1,500,000	1,500	38,652,500	$ 38,653	$ 19,515,207	$ (18,304,135)	$ (2,124,610)	$ (873,385)

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			since inception on
	Three Months Ended	Three Months Ended	March 1, 1997 to
	March 31, 2003	March 31, 2002	March 31, 2003

Cash flows provided by (used for) operating activities:
Net loss	$ (181,658)	$ (283,675)	$ (2,124,610)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	426	-	1,104
Issuance of common stock	-	18,000	293,075
Stock discount expense	-	-	200,000
Merger expense		-	-
Interest expense from the issuance of common stock	98,000	-	148,000

Changes in assets and liabilities:
(Increase) decrease in assets:
Prepaid expenses	-	(5,600)	-
Other current assets	-	-	(4,268)

Increase (decrease) in liabilities -
accounts payable and accrued expenses	(15,820)	(85,000)	182,313

Net cash used for operating activities	(99,052)	(356,275)	(1,304,386)

Cash flows used for investing activities -
payments to acquire property and equipment	(912)	-	(6,631)

Cash flows provided by (used for) financing activities:
Due to related party	-	(44,148)	-
Proceeds from notes payable	-	-	728,239
Issuance of common stock	-	410,000	595,000

Net cash provided by financing activities	-	365,852	1,323,239

Net increase in cash	(99,964)	9,577	12,222
Cash, beginning of period	112,186	12,222	-

Cash, end of period	$ 12,222	$ 21,799	$ 12,222

Cash paid during the period for:
Interest expense	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non cash financing activity:
Common stock issued for services	$ -	$ 18,000	$ 493,075

Common stock issued for financing costs	$ -	$ -	$ 163,150

Common stock issued for Architectural Agreement	$ -	$ -	$ 18,304,135

Conversion of preferred stock to common stock	$ -	$ -	$ 6,600

The accompanying notes from an integral part of these consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(1)   Summary of Significant Accounting Policies:

Business Activity:

The Company is in the entertainment development business and is planning the development of the world's tallest Ferris Wheels on the Las Vegas Strip.

Plan of Reorganization and Basis of Presentation:
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

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(1)        Summary of Significant Accounting Policies, Continued:

Plan of Reorganization and Basis of Presentation, Continued:

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
In accounting for this transaction:

i)               Ventures is deemed to be the purchaser and surviving company for accounting purposes and the transaction was treated as a recapitalization. Accordingly, its net assets are included in the balance sheet at their historical book values; its financial position and results of operations have been presented for the periods preceding the Merger.

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

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(1)        Summary of Significant Accounting Policies, Continued:

   Plan of Reorganization and Basis of Presentation, Continued:

Going Concern

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has no established source of revenue, has a working capital deficit of $878,910, has an accumulated deficit of $2,124,610, incurred significant net loss and has used cash for operating activities of $99,052, all of which raise substantial doubt about its ability to continue as a going concern.

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

               Net Loss Per Share:

Net income (loss) per share has been computed using the weighted average number of common shares outstanding during the three months ended March 31, 2003 and 2002. There were no common stock equivalent shares outstanding.

(2)          Loans Payable:

Loans payable have no stated interest rate, are due on demand and unsecured.  Interest of $11,000 has been accrued at an estimated market interest rate of 12% and is included in accounts payable and accrued expenses.  The balance is $228,239 as of March 31, 2003 and the proceeds were used for operating capital during the year ended December 31, 2002.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(3)           Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement in the amount of $2,500,000.  Advances, under this line of credit, are based on achievement of certain milestones pursuant to the agreement.  Upon the receipt of funds, the Company is required to issue up to 1,500,000 shares of its common stock on a pro rata basis.  The Company has borrowed $500,000 against this line of credit and issued 300,000 shares of its common shares.  The note payable was due on April 15, 2003, secured by all assets and bears interest 12% per annum (effective rate of 80%).  Interest of $20,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying financial statements.  In addition, the Company also issued 350,000 shares of common shares as finder's fees.  Upon the receipt of funds, the Company is required to issue up to 1,400,000 shares of its common stock on a pro rata basis as finders fee.  The fair market value of the common stock shares on the date of issuance totaled $163,150, all of which has been accounted for as debt issuance cost. During the year ended December 31, 2002, $50,000 was expensed as interest expense and the unamortized balance of $113,150 has been netted against the face amount of the debt.  During the quarter ended March 31, 2003, $98,000 was expensed as interest expense and the unamortized balance of $15,150 has been netted against the face amount of the debt.

(4)           Stock Option Plan:

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

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(4)           Stock Option Plan, Continued:

Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant.  Certain other restrictions will apply in connection with this Plan when some awards may be exercised.  In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2002, no options have been issued under this plan. As of March 31, 2003, no options have been issued under this plan.

(5)           Commitments and Contingencies:

During January 2002, the Company entered into a month-to-month office lease totaling approximately $2,500 per month.

On May 9, 2002, the Company entered into a Fee and Placement Agreement with Security Funding Corporation ("Security Funding"), whereby Security Funding was engaged to obtain financing in the amount of $180,000,000 for the development and construction of the "Voyager" project. Security Funding was paid a $5,000 non-refundable processing fee and will be paid a broker fee of 2% of any funds raised by them.  As of March 31, 2003, no funding has been provided by Security Funding.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(5)                     Commitments and Contingencies, Continued:

On May 31, 2002, the Company entered into a binding Letter of Intent with Sahara Las Vegas Corp. ("SLVC") setting forth the basic terms and conditions for the negotiation of a long-term lease for the site located adjacent to the Sahara Hotel & Casino, whereby both companies are planning to jointly design and develop an entire master plan resort for the 26.87 acre parcel of land. Upon reaching a definitive agreement, the Company will become obligated to pay SLVC the sum of $2,300,000 in consideration for the termination of the current lessee, Wet 'N Wild of Nevada, Inc.  As of March 31, 2003, no definitive agreement has been consummated.

On July 9, 2002, the Company entered into an Agreement with Stone Harbor Financial Services LLC, whereby Stone Harbor was to provide financing to the company in an amount of up to $172,000,000.  The Company agreed to issue a number of shares of common stock equal to 25% of its total authorized shares (25,000,000 shares) on a non-dilutive basis to an investor, Stone Harbor.  In addition, the investor and any other participants shall receive an origination fee of 10% of the gross proceeds.  A substantial condition of the funding is based on the Company's ability to post title collateralized start-up costs of no less than $17,200,000.  As of the date of this filing the Company has not had the ability to raise such costs.

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

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(5)   Commitments and Contingencies, Continued:

On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI") via MCI acting as an agent, whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million.  Voyager paid an initial due diligence fee of $30,000 (paid to RRI) and upon completion of the due diligence,  RRI issued a securitization commitment on September 10, 2002.  Pursuant to the agreement, Voyager paid an additional fee of $70,000 to RRI upon receipt of the securitization commitment.  Total fees incurred for this transaction amounted to $424,000, of which, $29,000 remains unpaid and is included in accounts payable and accrued expenses as of March 31, 2003.  All amounts incurred in relation to RRI have been expensed in accompanying statement of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

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

Voyager has yet to generate revenues from any source and there is a substantial going concern issue as to whether Voyager will ever be able to commercialize its technology and generate sufficient, if any, revenues to satisfy its working capital requirements. Since inception,Voyager has been dependent on the sale of its equity securities and loans from affiliates to satisfy its working capital requirements. Voyager continues to have a working capital deficiency that raises substantial concern regarding its ability to continue as a goingconcern.
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

The initial management team at Outland is anticipated to consist of: Tracy Jones, as COO and a Director; Richard Hannigan, as President/CEO and a Director; Michael Schaunessy, as CFO; and Sig Rogich, as Director of Public Relations & Communications.

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

As of March 31, 2003, the Company had only unpaid Officers and Directors. The Company is dependent upon Richard Hannigan, CEO, President and Director, Myong Hannigan, Secretary/Treasurer and Director, and Tracy Jones, COO and Director. The Company does not have any employees at this time and does not anticipate the need to hire any employees until such time as the Company has been sufficiently capitalized.

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

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. As we initiate operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through stock offerings and bankborrowings to the extent necessary to provide working capital.

Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned development. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financialcondition and our stockholders.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of March 31, 2003, the Company had current assets of $16,490, and current liabilities of $895,400, resulting in working capital deficit of $878,910.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Plan of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing operations, and contingencies and litigation.

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

These accounting policies are described at relevant sections in this discussion and in the notes to the consolidated financial statements included in our Form 8-K report filed on March 4, 2002.

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

Our auditor's report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2002 reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

As a result of our deficiency in working capital and other factors, our auditors included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities.

There is a limited current public market for our common stock.

Although our common stock is listed on the Over-the-Counter Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

ITEM 3. CONTROLS AND PROCEDURES

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's President and Chief Executive and Accounting Officer believes the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of his evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Threatened Litigation

In the process of auditing the consolidated financial statements of VEII for the years ended December 31, 2002 and 2001, which are included in VEII's Annual Report on Form 10-KSB, its auditor, Stonefield Josephson, Inc., sent out "Note Payable Confirmation Requests" to Don and Nancy Tyner and First Nevada Development Company (collectively "Tyner") on or about March 14, 2003 to confirm the $210,000 Tyner loaned to VEII during the period of September thru October of 2002.  In response, Tyner sent a letter through its attorney alleging $1,464,826.38 was immediately due and payable including interest at the legal rate.

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

VEII acknowledges the $18,039.24 listed as expenses is a bona-fide debt of VEII, as such the company is of the opinion that it owes Tyner the sum of $228,239.24 plus any accrued interest.

Attempts to settle these matters have not been successful as of the time of this filing.

The Company intends to defend any action initiated by Tyner for collection of the aforementioned amounts vigorously.

The Company believes the "BLD Trust" is Barclay and Loretta (wife) Davis, and that "Rainbird Trust" is Barclay and Loretta Davis.

ITEM 2.  CHANGES IN SECURITIES

The Company did not issue any securities during the first quarter of 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required by this Item 4 is incorporated by reference to the Company's definitive Information Statement as amended filed with the Securities and Exchange Commission on May 6, 2003, which was mailed to shareholders of record at April 23, 2003.

As set forth in the Information Statement, the Company received written consents in lieu of Annual Meeting from shareholders representing more than 50% of the total voting shares of the Company, approving the following actions:

1.         The removal of Veldon Simpson as a director of the Company.

2.         The election of Richard L. Hannigan, Sr., Myong Hannigan and Tracy Jones to the board of directors to serve until the next annual meeting of shareholders or until their successors are elected and qualified.

3.         Ratification of the appointment of officers:

Richard L. Hannigan, Sr.         CEO and President
Myong Hannigan                    Secretary/Treasurer
Tracy Jones                            COO

4.         The reincorporation of the Company in the State of Nevada.

5.         Increasing the authorized capital stock of the Company as a result of the reincorporation.  The Company's North Dakota Articles of Incorporation, as currently in effect, authorizes the Company to issue up to 100,000,000 shares of common stock, $0.001 par value, and 25,000,000 shares of preferred stock, $0.001 par value.  The Board of Directors and Majority Shareholders approved an increase in the number of authorized shares of both the common and preferred stock of the Company to be effected as a result of the reincorporation.  Upon completion of the reincorporation in the State of Nevada, the Company will be authorized to issue 200,000,000 shares of common stock, $0.001 par value, and 50,000,000 shares of preferred stock, $0.001 par value per share.

6.         Ratification of the selection of Stonefield Josephson, Inc., as independent public accountants of the Company for the 2003 fiscal year.

As of the date of this report, the reincorporation in the State of Nevada has not been completed.

ITEM 5.  OTHER INFORMATION

On November 15, 2002, we entered into a Loan and Security Agreement with Dan Fugal, a non-affiliate of the Company, whereby Mr. Fugal is to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million. As of the date of the filing of this report, Mr. Fugal has provided the Company with $505,000.

On February 15, 2003, we executed Amendment No. 1 to the Loan and Security Agreement to amend the term date from February 15, 2003 to April 15, 2003. We believe that Mr. Fugal will continue to extend the date on the Loan Security Agreement. While Mr. Fugal has relayed to the Company that he does not plan to activate his option against the Company, there can be no guarantee that this will occur.

On April 25, 2003, Mr. Fugal and the Company mutually agreed to amend the November 15, 2002 agreement as follows:

Originally, Mr. Fugal was to provide an amount not to exceed $2.5 million when the Company obtained a credit enhancement.  In an effort for the Company to reduce the liability owed to Mr. Fugal the agreement has been amended to reflect that the Company will draw down traunches of funds in order to fund operations until financing has been acquired. The Company may request additional funds as needed from time to time.

The initial date of repayment has been extended from April 15, 2003 to July 31, 2003. As a result of the Company drawing down traunches of funds all shares required to be issued under the terms and conditions of the agreement along with the terms and conditions of the finder fee agreements are required to be issued at this time.

A copy of Amendment No. 2 to the Loan and Security Agreement is attached to this report at Exhibit 10.3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Number	Description

3.1	Amended Certificate of Incorporation, dated April 12, 2002 (incorporated by reference to Exhibit 3.i to the Company's Current Report on Form 8-K filed on April 15, 2002)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.ii to the Company's Current Report on Form 8-K filed on April 15, 2002)

4.1	2002 Stock Plan (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed on April 15, 2002)

10.1	Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2002)

10.2	Amendment No. 1 to Loan and Security Agreement (incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB filed on April 16, 2003)

10.3*	Amendment No. 2 to Loan and Security Agreement

* Filed herewith.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duluy authorized.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(Registrant)

By: /s/
Richard L. Hannigan, Sr.
President, Chief Executive and Accounting Officer

Date: May 19, 2003

CERTIFICATION

In connection with the accompanying Quarterly Report of Voyager Entertainment International, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Richard L. Hannigan, Sr., Chief Executive and Accounting Officer of the Registrant, certify that:

1. I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003	By:/s/ Name: Richard L. Hannigan, Sr. Title: President, Chief Executive Officer and Chief Accounting Officer