Form 10QSB
period 2003-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2003-08-19
CIK 1028394

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549


                           FORM 10-QSB


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarterly Period Ended: June 30, 2003

                Commission File Number: 000-33151



            VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)



            Nevada                           54-2110681
  (State of incorporation)      (I.R.S. Employer Identification No.)


           4483 West Reno Avenue, Las Vegas, NV  89118
            (Address of principal executive offices)


                         (702) 221-8070
      (Registrant's telephone number, including area code)




 (Former name, former address and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

There are 41,247,500 shares of common stock issued and outstanding as of August 14, 2003.



                              INDEX

                                                                   Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements...................................   3

      Consolidated Balance Sheet (Unaudited).......................   3

      Consolidated Statements of Operations (Unaudited)............   4

      Consolidated Statements of Stockholders' Deficit
      (Unaudited)..................................................   5

      Consolidated Statements of Cash Flows (Unaudited)............   6

      Notes to Consolidated Financial Statements.................  7-12

  Item 2.  Management's Discussion and Plan of Operation...........  13

  Item 3.  Controls and Procedures.................................  18

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings....................................... 19

  Item 2.   Changes in Securities................................... 19

  Item 3.   Defaults Upon Senior Securities......................... 20

  Item 4.   Submission of Matters to a Vote of Security Holders..... 20

  Item 5.   Other Information....................................... 21

  Item 6.   Exhibits and Reports on Form 8-K........................ 22

Signatures.......................................................... 23

Certifications...................................................... 24

                 PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

 VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED BALANCE SHEET - JUNE 30, 2003
                         (UNAUDITED)


                            ASSETS


Current assets:
  Cash                                        $   42,951
  Prepaid expenses                                35,000
  Other current assets                             4,268
                                              -----------

          Total current assets                               $    82,219

 Property and equipment, net of
  accumulated depreciation                                         5,084
                                                             ------------

          Total assets                                       $    87,303
                                                             ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses       $  174,900
  Loans payable, including settlement fee        940,093
  Notes payable                                  605,000
                                              -----------

          Total current liabilities                          $ 1,719,993


Stockholders' deficit:
  Preferred stock - Series A; $.001 par
   value; 1,500,000 shares authorized,
   1,500,000 shares outstanding                    1,500
  Preferred stock - Series B; $.001 par
   value; 10,000,000 shares authorized,
   1,000,000 shares outstanding                    1,000
  Common stock; $.001 par value; 200,000,000
   shares authorized, 41,253,500 shares
   issued and outstanding                         41,253
  Additional paid-in capital                  19,923,607
  Deferred construction cost                 (18,304,135)
  Deficit accumulated during development
   stage                                      (3,295,915)
                                             ------------

          Total stockholders' deficit                         (1,632,690)
                                                             ------------

          Total liabilities and stockholders'
           deficit                                           $    87,303
                                                             ============


The accompanying notes form an integral part of these consolidated financial statements.

             VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                    For the period
                                                                                                  since inception on
                                   Three months ended                   Six Months Ended           March 1, 1997 to
                            June 30, 2003     June 30, 2002      June 30, 2003     June 30, 2002     June 30, 2003
                            --------------   --------------     --------------     -------------   ----------------

Net revenue                  $          -     $          -        $          -      $         -      $          -
                            --------------   --------------     --------------     -------------   ----------------

Operating expenses:
  Professional and
   consulting fees                 35,325          282,334              86,908          533,579         1,519,452
  Stock discount expense                -          200,000                   -          200,000           200,000
  Interest                        348,302                -             467,316                -           527,101
  Project costs                     1,832           19,413               2,460           24,567            79,584
  Rent expense                      6,975                -              13,950                -            46,715
  Settlement expense              711,854                              711,854                            711,854
  Other operating expenses         67,017           28,711              70,475           55,987           211,209
                            --------------   --------------     --------------     -------------   ----------------
                                1,171,305          530,458           1,352,963          814,133         3,295,915
                            --------------   --------------     --------------     -------------   ----------------


Loss from operations           (1,171,305)        (530,458)         (1,352,963)        (814,133)       (3,295,915)
                            --------------   --------------     --------------     -------------   ----------------

Income taxes                            -                -                   -                -                -
                            --------------   --------------     --------------     -------------   ----------------

Net loss                      $(1,171,305)     $  (530,458)       $ (1,352,963)      $ (814,133)      $(3,295,915)
                            ==============   ==============     ===============    =============   ================
Net loss per share - basic
 and diluted                  $     (0.03)     $     (0.02)       $      (0.03)      $    (0.03)      $     (0.09)
                            ==============   ==============     ===============    =============   ================

Weighted average common stock
  shares outstanding - basic
  and diluted                  38,795,357       35,211,703          38,724,323       30,593,619        34,973,308
                            ==============   ==============     ===============    =============   ================

The accompanying notes are an integral part of these financial statements.

                          VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

            FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO JUNE 30, 2003

                                                                                                              Deficit
                         Preferred Stock   Preferred Stock                                                  accumulated
                            Series A          Series B          Common Stock       Additional   Deferred      during        Total
                       -----------------  ------------------ --------------------    paid-in  construction development stockholders'
                         Shares   Amount   Shares    Amount    Shares     Amount     capital      costs        stage      equity
                       ---------  ------  ---------  ------- ----------  -------- ----------- ------------- ------------ -----------


For the period since
 inception on March 1,
 1997 to December 31,
 2000 (as restated for
 reorganization)	       -  $   -          -  $     - 15,000,000  $ 15,000    $ 20,000    $       -   $  (87,193)   $ (52,193)

Net loss for the year
 ended December 31,
 2001	                       -      -          -        -          -         -           -            -     (101,432)    (101,432)
                       ---------  -----  ---------  ------- ----------  -------- ----------- ------------- ------------ ------------

Balance at December 31,
 2001                          -      -          -        - 15,000,000    15,000      20,000            -     (188,625)    (153,625)

Issuance of stock
 for cash and services
 (pre-merger)	       2,160,000  2,160          -        -          -         -      25,840            -            -       28,000

Conversion of
 preferred stock to
 common stock	        (660,000)  (660)         -        -  6,600,000     6,600      (5,940)           -            -            -

Acquisition of net
 assets of Dakota	       -      -          -        - 11,615,000    11,615     (11,615)           -            -            -

Issuance of common
 stock for cash -
 February 15, 2002	       -      -          -        -    800,000       800     399,200            -            -      400,000

Issuance of common
 stock for services -
 April 2002	               -      -          -        -    200,000       200     399,800            -            -      400,000

Issuance of common
 stock for Architectural
 agreement - May 2002	       -      -          -        -  2,812,500     2,813  18,138,722  (18,141,535)           -            -

Issuance of common
 stock for cash -
 June 2002	               -      -          -        -     50,000        50     149,950            -            -      150,000

Issuance of common
 stock for Architectural
 agreement - October
 2002	                       -      -          -        -    600,000       600     162,000     (162,600)           -            -

Issuance of common stock
 for financing costs -
 November 2002	               -      -          -        -    650,000       650     162,500            -            -      163,150

Issuance of stock
 for services -
 October 2002	               -      -          -        -    325,000       325      74,750            -            -       75,075

Net loss for the year
 ended December 31,
 2002	                       -      -          -        -          -         -           -            -   (1,754,327)  (1,754,327)

Balance at
 December 31, 2002     1,500,000  1,500          -        - 38,652,500    38,653  19,515,207  (18,304,135)  (1,942,952)    (691,727)

Issuance of preferred
 stock for cash -
 June 25, 2003                 -      -  1,000,000    1,000          -         -      99,000            -            -      100,000

Issuance of common
 stock for financing
 costs - June 2003	       -      -          -        -  2,600,000     2,600     309,400            -            -      312,000

Net loss for the six
 months ended June 30,
 2003                          -      -          -        -          -         -           -            -   (1,352,963)  (1,352,963)
                       ---------  -----  ---------  ------- ----------  -------- ----------- ------------- ------------ ------------

Balance at June 30,
2003                   1,500,000 $1,500  1,000,000  $ 1,000 41,252,500  $ 41,253 $19,923,607 $(18,304,135) $(3,295,915) $(1,632,690)



The accompanying notes are an integral part of these financial statements.

                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                       (A DEVELOPMENT STAGE COMPANY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        For the period
                                                                                       since inception on
                                                  Six Months Ended  Six Months Ended    March 1, 1997 to
                                                    June 30, 2003     June 30, 2002       June 30, 2003
                                                  ----------------  ----------------    ----------------
 Cash flows provided by (used for)
  operating activities:
   Net loss                                          $(1,352,963)      $  (814,133)        $(3,295,915)
                                                     ------------      ------------        ------------

 Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Depreciation                                          426               115               1,104
       Issuance of common stock for financing
        and services                                     312,000           218,000             605,075
       Stock discount expense                                  -           200,000             200,000
       Merger expense                                          -                 -                   -
       Interest expense from the issuance of
        common stock                                     113,150                 -             163,150

 Changes in assets and liabilities:
   (Increase) decrease in assets:
       Prepaid expenses                                  (35,000)              267             (35,000)
       Other current assets                                    -                 -              (4,268)

   Increase (decrease) in liabilities:
       Accounts payable and accrued expenses             (23,227)          (84,010)            174,906
       Accrued settlement obligation                     711,854                 -             711,854
                                                     ------------      ------------        ------------

     Net cash used for operating activities             (273,760)         (479,761)         (1,479,094)
                                                     ------------      ------------        ------------

Cash flows used for investing activities -
 payments to acquire property and equipment                 (475)           (6,260)             (6,194)

Cash flows provided by (used for) financing
 activities:
  Due to related party                                         -           (44,148)                  -
  Due from related party                                       -            (4,267)                  -
  Proceeds from notes payable                            105,000                 -             833,239
  Proceeds from sale of preferred stock                  100,000                 -             100,000
  Proceeds from issuance of common stock                       -           560,000             595,000
                                                     ------------      ------------        ------------

     Net cash provided by financing
      activities                                         205,000           511,585           1,528,239
                                                     ------------      ------------        ------------

Net increase in cash                                     (69,235)           25,564              42,951
Cash, beginning of period                                112,186               256                   -
                                                     ------------      ------------        ------------
Cash, end of period                                  $    42,951       $    25,820         $    42,951
                                                     ============      ============        ============
Cash paid during the period for:
 Interest expense                                    $         -       $         -         $         -
                                                     ============      ============        ============
 Income taxes                                        $         -       $         -         $         -
                                                     ============      ============        ============

Non cash financing activity:
 Common stock issued for services                    $         -       $   418,000         $   493,075
                                                     ============      ============        ============
 Common stock issued for financing
  costs and services                                 $   312,000       $         -         $   475,150
                                                     ============      ============        ============
 Common stock issued for Architectural
  Agreement                                          $         -       $         -         $18,304,135
                                                     ============      ============        ============
 Conversion of preferred stock to common
  stock                                              $         -       $         -         $     6,600
                                                     ============      ============        ============

The accompanying notes are an integral part of these financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SIX MONTHS ENDED JUNE 30, 2003 AND 2002



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

    Plan of Reorganization and Basis of Presentation:

        The accompanying consolidated financial statements include the accounts of Voyager Entertainment International, Inc. (the "Company"), formerly known as Dakota Imaging, Inc., ("Dakota"), incorporated under the laws of the state of North Dakota on January 31, 1991 and its subsidiaries:

        a) Voyager Ventures, Inc. ("Ventures"), incorporated under the laws of the State of Nevada on January 15, 2002 (owned 100% by the Company);

        b) Outland Development, LLC ("Outland"), a limited liability company formed under the laws of the State of Nevada on March 1, 1997 (owned 100% by Ventures); and

        c) Voyager Entertainment Holdings, Inc. ("Holdings"), incorporated under the laws of the State of Nevada on May 2, 2002 (owned 100% by the Company).

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

        This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former members of Outland acquired or exercised control over a majority of the shares of the Company before and after the reorganization. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Outland. Therefore, these consolidated financial statements represent a continuation of Outland, and not of Ventures.

        The consolidated financial statements presented include the accounts of Outland from its inception (March 1, 1997) through the reorganization.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SIX MONTHS ENDED JUNE 30, 2003 AND 2002


(1) Summary of Significant Accounting Policies Continued:

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

     In accounting for this transaction:

        i) Ventures are deemed to be the purchaser and surviving company for accounting purposes and the transaction was treated as a recapitalization. Accordingly, its net assets are included in the balance sheet at their historical book values; its financial position and results of operations have been presented for the periods preceding the Merger.

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


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SIX MONTHS ENDED JUNE 30, 2003 AND 2002



(1) Summary of Significant Accounting Policies Continued:

    Plan of Reorganization and Basis of Presentation, Continued:

        Going Concern
        -------------

        The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, has a working capital deficit of $1,637,774, has an accumulated deficit of $3,295,915, incurred significant net loss and has used cash for operating activities of $273,760, all of which raise substantial doubt about its ability to continue as a going concern.

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

    Net Loss Per Share:

        Net loss per share has been computed using the weighted average number of common shares outstanding during the six months ended June 30, 2003 and 2002. There are no common stock equivalent shares outstanding.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

             SIX MONTHS ENDED JUNE 30, 2003 AND 2002



(1) Summary of Significant Accounting Policies Continued:

    Recent Accounting Pronouncements:

        During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

        During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

(2)  Loans Payable:

     Loans payable had no stated interest rate, were due on demand and unsecured. Interest of $13,500 has been accrued at an estimated market interest rate of 8% and is included in accounts payable and accrued expenses. The original balance was $228,239 as of June 30, 2003 and the proceeds were used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1.46 million was asserted by the lender. During the three months ended March 31, 2003, the Company did not accrue any claimed amounts in excess of $288,239 since management believed the claims were frivolous and they planned to vigorously defend. Due to additional resources needed by management to defend these claims and how it would distract management's efforts from moving forward with the business plan, a settlement agreement was consummated with the lender in August 2003. The Company has agreed to pay a settlement amount of $711,854, including imputed interest without claiming any fault or wrong doing. The total obligation including this settlement as of August 18, 2003 is $953,593. These amounts are payable only from proceeds of any project funding. The first half of this balance is payable at the closing of the first round of project funding and the remaining balance is due at the closing of any subsequent project funding.


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

             SIX MONTHS ENDED JUNE 30, 2003 AND 2002


(3)  Note Payable:

     On November 19, 2002, the Company entered into a line of credit financing agreement in the amount of $2,500,000. Advances, under this line of credit, are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its common stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares (300,000 shares were issued and accounted for in 2002 and 1,200,000 common shares were issued and accounted for in June 2003) of its common shares as of June 30, 2003. The notes payable under this line of credit was due on April 15, 2003, secured by all assets and bears interest 12% per annum (effective rate of 90%). This line of credit has expired. Interest of $30,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying financial statements. In addition, the Company also issued 350,000 shares of common shares as finder's fees in 2002. Upon the receipt of additional funds, the Company was required to issue up to 1,400,000 shares of its common stock. During the quarter ended June
     30, 2003, the Company issued 1,400,000 shares of common stock under this agreement. The fair market value of the common stock shares issued in the quarter ended June 30, 2003 totaled $312,000 all of which has been accounted for as interest expense in the current period. For consideration given in 2002 valued at $163,150, $50,000 was expensed as interest expense and the unamortized balance of $113,150 was netted against the face amount of the debt as of December
     31, 2002.  During the six months ended June 30, 2003,
     $113,150 was expensed as interest expense.

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

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

             SIX MONTHS ENDED JUNE 30, 2003 AND 2002



(4)  Stock Option Plan, Continued:

     Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan when some awards may be exercised. In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of June 30, 2003, no options have been issued under this plan.

(5)  Commitments and Contingencies:

     During January 2002, the Company entered into a month-to-month office lease totaling approximately $2,500 per month.

     On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI") via MCI acting as an agent, whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million. Voyager paid an initial due diligence fee of $30,000 (paid to RRI) and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, Voyager paid an additional fee of $70,000 to RRI upon receipt of the securitization commitment. Total fees incurred for this transaction amounted to $424,000, of which, $29,000 remains unpaid and is included in accounts payable and accrued expenses as of June 30, 2003. All amounts incurred in relation to RRI have been expensed in accompanying statement of operations.

     On June 18, 2003, the Company signed a joint venture Memorandum of Understanding with Bennett Realty Group where Bennett Realty will supply up to 15 acres of land located in Euless, Texas, also known as the Dallas Fortworth Metroplex. The land is located adjacent to the Dallas Fort Worth Airport. A Voyager Wheel will be part of a 200 acre master planned community that will feature a lake, housing and retail. Voyager Dallas will be the featured attraction geared to draw guests to the community.

     Contingent Liability
     --------------------

     During the year ended December 31, 2002, an officer of the Company who lacked appropriate authority offered approximately 16.4 million options to investors at an exercise price of $0.001. There were no written agreements and Board approval was required for such transactions, and hence, the officer did not have the authority to grant the options. These options were contingently issuable upon the successful completion of debt financing of amounts ranging from $100 million to $300 million, unrelated to the above. The Company and its Board of Directors have denied any liability for the issuance of these options plans to vigorously defend its position and accordingly, no amount has been accrued for this contingency in the accompanying consolidated financial statements.

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

Business of the Company

The Company's current business plan is to build three of the world's largest observation wheels, one in Las Vegas, Nevada, one in Dallas, Texas and the other in Shanghai, China.

Las Vegas "Voyager" Wheel
-------------------------

Outland Development, a wholly-owned subsidiary of the Company, for the past 5 years has extensively planned and/or evaluated the available locations at both the North and South ends of the Las Vegas Strip. The location both from the physical connection to be developed and future development properties on the north end of the strip.

"VOYAGER" is intended to be designed as a visual ICON and experience overlooking the "Las Vegas Strip". With 30 vehicles called Sky Cruiser's, the vertical revolving vehicle will overlook the Las Vegas Strip as it revolves higher than a 60-story building at 600 (+/-) feet. One slow rotation in a vehicle will last 27 minutes and each vehicle will travel at 0.652 MPH or ..9567 feet per second. The vehicle will be controlled and enhanced by the on-board SS Navigator part entertainer, and part steward, an individual also skilled in life-safety and security.

Site Location
-------------

The Company is currently in the process of negotiating a long-term lease for a site located in Las Vegas, Nevada. The design of Voyager will be integrated within the proposed site. The site plan will detail Voyager's plans for the Wheel, including multiple restaurants and retail. As of June 30, 2003, no definitive agreement has been consummated.

On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI"), whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million. Voyager paid an initial due diligence fee of $30,000 and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, Voyager paid an additional fee of $70,000 upon receipt of the securitization commitment. As of this date Residential resources has not provided any funding.

Organization
------------

The project will be owned by the parent company, however, will be designed, developed, built and operated by Voyager Entertainment
Holdings, Inc. ("VEHI"), a wholly owned subsidiary of the Company. VEHI will manage the project. All covenants, restrictions and protocol will be detailed in its operating agreement.

As the management company, VEHI will be responsible for the design, development, construction, and operation of VOYAGER, and provide the following: concept development, project design, location assessment and acquisition, strategic alliances in both entertainment and gaming, business plans and budgets, financial oversight and management during both construction and operation, marketing plans, insurance procurement and risk management, senior operational management including development of policies and procedures, and overall strategic focus for VOYAGER.

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

The initial management team at VEHI is anticipated to consist of:
Richard Hannigan, as President/CEO; Tracy Jones, as COO; Mimi Hannigan, as Secretary/Treasurer; Michael Shaunessy, as CFO; and Sig Rogich, as Director of Public Relations & Communications.

Voyager Dallas
--------------

Voyager signed a Memorandum of Understanding with Bennett Realty Group where Bennett Realty will supply up to 15 acres of land located in Euless, Texas also known as the Dallas Fortworth Metroplex. The land is located adjacent to the DFW Airport. Voyager will be part of 200 acre master planned community that will feature a lake, housing and retail. Voyager Dallas will be the featured attraction geared to draw guest to the community.

Shanghai, China "Star of Shanghai"
----------------------------------

Anticipated to be located on the western bank (Puxi) of the Huangpu River, the Bund, is the chosen location for a master planned development with the Star of Shanghai as the dominant feature. Star of Shanghai is to be designed as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing.

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

Currently, the Company is primarily focusing on the projects in Las Vegas, Nevada and Dallas, Texas. The Company continues to receive and evaluate opportunities throughout Asia as well as Shanghai, China.

Plan of Operation

During the next 12 months, the Company plans to focus its efforts on its development of the Observation Wheels; however actual production will not commence until the Company has sufficient capital for production and marketing.

As of June 30, 2003, the Company had only unpaid Officers and Directors. The Company is dependent upon Richard Hannigan, CEO, President and Director, Myong Hannigan, Secretary/Treasurer and Director, and Tracy Jones, COO and Director. The Company does not have any employees at this time and does not anticipate the need to hire any employees until such time as the Company has been sufficiently capitalized.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of June 30, 2003, the Company had current assets of $82,219, and current liabilities of $1,719,993, resulting in working capital deficit of $1,637,774.

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

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls at June 30, 2003.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Tyner is alleging that several payments made by it to various individuals and entities were actually for the benefit of VEII, and VEII should be responsible for those debts. In addition to the $210,200, VEII acknowledges $18,039.24 which Tyner listed as expenses as a bona-fide debt of VEII. As such, the Company is of the opinion that it owes Tyner the sum of $228,239.24 plus any accrued interest.

The Company is pleased to announce that a definitive agreement has been reached which brings to a close the assertions made by Tyner. The Settlement and Release Agreement will be filed by the Company on Form 8-K.

ITEM 2. CHANGES IN SECURITIES

In July 2003, in connection with the Reincorporation of the Company into the State of Nevada, the Company filed a Certificate of Designation of its Series A Convertible Preferred Stock with the Nevada Secretary of State. Under Section 78.195 of the Nevada Revised Statutes, a certificate of designation signed and filed pursuant to this section must become effective before the issuance of any shares of the class or series. In order to complete the Reincorporation by exchanging the outstanding North Dakota Series A Convertible Preferred Stock with Nevada Series A Convertible Preferred Stock pursuant to terms of the Plan of Merger, the Company filed its Designation in the State of Nevada containing identical terms as designated in North Dakota.

In July 2003, the Company created a new series of preferred stock designated as Series B Convertible Preferred stock. Of the 50,000,000 shares of preferred stock authorized to be issued by the Company, 1,500,000 are designated Series A Convertible Preferred Stock and 10,000,000 are designated Series B Convertible Preferred Stock. The face value of the Series B Convertible Preferred Stock is $0.10. Each one share of Series B Convertible Preferred is convertible at any time into two (2) shares of common stock. Each share of Series B Preferred Stock is entitled to two (2) votes per share on matters properly brought before the common stockholders of the Company.

In July, 2003, the Company commenced its offering of up to 10,000,000 Shares of Series B Convertible Preferred Stock at the purchase price of $0.10 per share. The Series B Preferred Shares are being offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Investment in the Series B Preferred Shares is limited to "accredited" investors within the meaning of Rule 501(a) of Regulation D. On July 14, 2003, the Company sold 1,000,000 of the Series B Preferred Shares for the purchase price of $100,000 to one investor who represented that he was acquiring the Series B Preferred Shares and the common shares issuable upon conversion for investment purposes only and not with a view to distribute. He further represented that he (a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D.

On June 9, 2003, the Company issued 1,400,000 shares of restricted common stock for services as a finder and assisting the Company in furthering its business plan. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

On June 9, 2003, the Company also issued 1,200,000 shares of restricted common stock in accordance with the agreement dated November 14, 2002 as amended on February 15, 2003 and April 25, 2003. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

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

The reincorporation became effective in the States of North
Dakota and Nevada on June 23, 2003, the date the Certificate of Merger was issued by the Secretary of State of North Dakota.

ITEM 5.  OTHER INFORMATION

Financial Advisor
-----------------

In July 2003, the Company engaged Ladenburg Thalmann & Co. Inc. as its Exclusive Financial Advisor, for all of the Voyager Projects. Ladenburg Thalmann will advise and assist the Company in connection with structuring and negotiating one or more private placement offerings in order to fund construction of the Voyager Project. The proceeds will be used for possible land acquisition, and finalizing the engineering, architectural design and construction.

Fugal Loan and Security Agreement, as amended
---------------------------------------------

On November 15, 2002, we entered into a Loan and Security Agreement with Dan Fugal, a non-affiliate of the Company, whereby Mr. Fugal is to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million. As of the date of the filing of this report, Mr. Fugal has provided the Company with $705,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Number       Description
   ------       -----------

    3.1*        Nevada Articles of Incorporation

    3.2*        Amended and Restated Bylaws

    3.3*        Plan and Agreement of Merger of Voyager
                Entertainment International, Inc. (North Dakota) into Voyager Entertainment International, Inc.
                (Nevada)

    3.4*        Nevada Articles of Merger

    3.5*        North Dakota Certificate of Merger

    4.1*        Certificate of Designation of Series A
                Convertible Preferred Stock

    4.2*        Certificate of Designation of Series B
                Convertible Preferred Stock

    10.1 Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2002)

    10.2        Amendment No. 1 to Loan and Security Agreement
                (incorporated by reference to Exhibit 10(k)
                to the Company's Form 10-KSB filed on April 16,
                2003)

    10.3 Amendment No. 2 to Loan and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 filed on May 20, 2003)

* Filed herewith.

(b) Reports on Form 8-K

     None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(Registrant)


By:/s/
Richard L. Hannigan, Sr.
President, Chief Executive and Accounting Officer

Date: August 19, 2003


                          CERTIFICATION

     I, Richard L. Hannigan, Sr., certify that:

     1. I have reviewed this Quarterly Report for the period ended June 30, 2003 of Voyager Entertainment International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-
15(f)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 19, 2003


/s/ Richard L. Hannigan, Sr.
Chief Executive and Accounting Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard L. Hannigan, Sr., Chief Executive and Accounting Officer of Voyager Entertainment International, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the
"Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 19, 2003          By: /s/
                                Richard L. Hannigan, Sr.
                                Chief Executive and Accounting Officer


