Form 10QSB
period 2003-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2003-11-14
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended: September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There are 42,641,722 shares of common stock issued and outstanding and 1,500,000 shares of Series B preferred shares issued and outstanding as of November 14, 2003.

                              INDEX

                                                                   Page

PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements...................................   3

      Consolidated Balance Sheet (Unaudited).......................   3

      Consolidated Statements of Operations (Unaudited)............   4

      Consolidated Statements of Stockholders' Deficit
      (Unaudited)..................................................   5

      Consolidated Statements of Cash Flows (Unaudited)............   6

      Notes to Consolidated Financial Statements.................  7-11

  Item 2.  Management's Discussion and Plan of Operation...........  12

  Item 3.  Controls and Procedures.................................  15

PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings....................................... 16

  Item 2.   Changes in Securities................................... 16

  Item 3.   Defaults Upon Senior Securities......................... 17

  Item 4.   Submission of Matters to a Vote of Security Holders..... 17

  Item 5.   Other Information....................................... 18

  Item 6.   Exhibits and Reports on Form 8-K........................ 18

Signatures.......................................................... 19

Certifications...................................................... 20

ITEM 1. FINANCIAL STATEMENTS


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash                                                               $     48,507
  Other current assets                                                      4,268
                                                                     ------------

          Total current assets                                                          $     52,775

 Property and equipment, net of
  accumulated depreciation                                                                    10,669

  Deferred financing cost                                                                     35,000
                                                                                        ------------

          Total assets                                                                  $     98,444
                                                                                        ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                              $    224,459
  Loans payable, including settlement fee                                 940,093
  Notes payable                                                           605,000
                                                                     ------------

          Total current liabilities                                                     $  1,769,552


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 1,500,000 shares outstanding                                1,500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 1,500,000 shares outstanding                                1,500
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 42,646,722 shares issued and outstanding                       --
    issued and outstanding                                                 42,647
  Additional paid-in capital                                          (20,271,713
  Deferred construction cost                                          (18,304,135)
  Deficit accumulated during development stage                         (3,684,333)
                                                                     ------------

          Total stockholders' deficit                                                     (1,671,108)
                                                                                        ------------

          Total liabilities and stockholders' deficit                                   $     98,444
                                                                                        ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                    For the period
                                                    Three Months Ended                  Nine Months Ended         since inception on
                                             September 30,     September 30,     September 30,     September 30,   March 1, 1997 to
                                                  2003              2002              2003             2002       September 30, 2003
                                             ------------      ------------      ------------      ------------   ------------------
Net revenue                                  $         --      $         --      $         --      $         --      $         --
                                             ------------      ------------      ------------      ------------      ------------

Operating expenses:
  Professional and consulting fees                156,059           269,752           242,967           803,331         1,675,511
  Stock discount expense                               --                --                --           200,000           200,000
  Interest                                         46,996                --           514,312                --           574,097
  Project costs                                     7,822            11,304            10,282            35,871            87,406
  Rent expense                                      7,083                --            21,033                --            53,798
  Settlement expense                                   --                --           711,854                --           711,854
  Other operating expenses                         70,457            16,521           140,933            72,508           281,667
                                             ------------      ------------      ------------      ------------      ------------
                                                  288,417           297,577         1,641,381         1,111,710         3,584,333
                                             ------------      ------------      ------------      ------------      ------------

Loss from operations                             (288,417)         (297,577)       (1,641,381)       (1,111,710)       (3,584,333)
                                             ------------      ------------      ------------      ------------      ------------

Income taxes                                           --                --                --                --                --
                                             ------------      ------------      ------------      ------------      ------------

Net loss                                     $   (288,417)     $   (297,577)     $ (1,641,381)     $ (1,111,710)     $ (3,584,333)
                                             ============      ============      ============      ============      ============

Preferred stock dividends                         100,000                --          (100,000)               --          (100,000)
                                             ------------      ------------      ------------      ------------      ------------

Net loss attributed to common stockholders   $   (388,417)     $   (297,577)     $ (1,741,381)     $ (1,111,710)     $ (3,684,333)
                                             ============      ============      ============      ============      ============

Net loss per share - basic and diluted       $      (0.01)     $      (0.01)     $      (0.04)     $      (0.03)     $      (0.10)
                                             ============      ============      ============      ============      ============

Weighted average common stock
  shares outstanding - basic and diluted       41,587,000        37,078,000        39,641,000        32,778,000        37,516,000
                                             ============      ============      ============      ============      ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

      FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO SEPTEMBER 30, 2003


                                                   Preferred Stock       Preferred Stock
                                                      Series A              Series B              Common Stock
                                                  ---------------------------------------------------------------   Additional
                                                   Shares     Amount     Shares     Amount      Shares    Amount  paid-in capital
                                                  ---------   ------    ---------   ------    ----------  ------- ---------------

For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
  for reorganization)                                    --   $   --           --   $   --    15,000,000  $15,000  $    20,000

Net loss for the year ended
  December 31, 2001                                      --       --           --       --            --       --           --
                                                  ---------   ------    ---------   ------    ----------  -------  -----------

Balance at December 31, 2001                             --       --           --       --    15,000,000   15,000       20,000

Issuance of stock for cash and
  services (pre-merger)                           2,160,000    2,160           --       --            --       --       25,840

Conversion of preferred stock
  to common stock                                  (660,000)    (660)          --       --     6,600,000    6,600       (5,940)

Acquisition of net assets of Dakota                      --       --           --       --    11,615,000   11,615      (11,615)

Issuance of common stock for cash -
  February 15, 2002                                      --       --           --       --       800,000      800      399,200

Issuance of common stock for services -
  April 2002                                             --       --           --       --       200,000      200      399,800

Issuance of common stock for
  Architectural agreement - May 2002                     --       --           --       --     2,812,500    2,813   18,138,722

Issuance of common stock for cash -
  June 2002                                              --       --           --       --        50,000       50      149,950

Issuance of common stock for
  Architectural agreement - October 2002                 --       --           --       --       600,000      600      162,000

Issuance of common stock for
  financing costs - November 2002                        --       --           --       --       650,000      650      162,500

Issuance of stock for services - October 2002            --       --           --       --       325,000      325       74,750

Net loss for the year ended December 31, 2002            --       --           --       --            --       --           --
                                                  ---------   ------    ---------   ------    ----------  -------  -----------

Balance at December 31, 2002                      1,500,000    1,500           --       --    38,652,500   38,653   19,515,207

Issuance of common stock for
  financing costs - June 2003 (unaudited)                --       --           --       --     2,600,000    2,600      309,400

Issuance of preferred stock for cash -
  June 2003 (unaudited)                                  --       --    1,000,000    1,000            --       --       99,000

Issuance of preferred stock for cash -
  August 2003 (unaudited)                                --       --      500,000      500            --       --       49,500

Issuance of common stock for cash -
  September 2003 (unaudited)                             --       --           --       --       769,222      769       99,231

Issuance of common stock for services -
  September 2003 (unaudited)                             --       --           --       --       625,000      625       99,375

Beneficial conversion feature
  associated with series B
  preferred stock (unaudited)                            --       --           --       --            --       --      100,000

Net loss for the nine months ended
  September 30, 2003 (unaudited)                         --       --           --       --            --       --           --
                                                  ---------   ------    ---------   ------    ----------  -------  -----------
Balance at September 30, 2003 (unaudited)         1,500,000   $1,500    1,500,000   $1,500    42,646,722  $42,647  $20,271,713
                                                 ==========   ======   ==========   ======   ===========  =======  ===========


                                                                   Deficit
                                                                 accumulated
                                                   Deferred      during the        Total
                                                  construction   development   stockholders'
                                                    costs           stage         deficit
                                                 -------------  -------------  -------------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
  for reorganization)                            $         --   $    (87,193)  $    (52,193)

Net loss for the year ended
  December 31, 2001                                      --       (101,432)        (101,432)
                                                 ------------   ------------   ------------

Balance at December 31, 2001                              --       (188,625)       (153,625)

Issuance of stock for cash and
  services (pre-merger)                                    --             --         28,000

Conversion of preferred stock
  to common stock                                          --             --             --

Acquisition of net assets of Dakota                        --             --             --

Issuance of common stock for cash -
  February 15, 2002                                        --             --        400,000

Issuance of common stock for services -
  April 2002                                               --             --        400,000

Issuance of common stock for
  Architectural agreement - May 2002              (18,141,535)            --             --

Issuance of common stock for cash -
  June 2002                                                --             --        150,000

Issuance of common stock for
  Architectural agreement - October 2002             (162,600)            --             --

Issuance of common stock for
  financing costs - November 2002                          --             --        163,150

Issuance of stock for services - October 2002              --             --         75,075

Net loss for the year ended December 31, 2002              --     (1,754,327)    (1,754,327)
                                                 ------------   ------------   ------------

Balance at December 31, 2002                      (18,304,135)    (1,942,952)      (691,727)

Issuance of common stock for
  financing costs - June 2003 (unaudited)                  --             --        312,000

Issuance of preferred stock for cash -
  June 2003 (unaudited)                                    --             --        100,000

Issuance of preferred stock for cash -
  August 2003 (unaudited)                                  --             --         50,000

Issuance of common stock for cash -
  September 2003 (unaudited)                               --             --        100,000

Issuance of common stock for services -
  September 2003 (unaudited)                               --             --        100,000

Beneficial conversion feature
  associated with series B
  preferred stock (unaudited)                              --       (100,000)            --

Net loss for the nine months ended
  September 30, 2003 (unaudited)                           --     (1,641,381)    (1,641,381)
                                                 ------------   ------------   ------------
Balance at September 30, 2003 (unaudited)        $(18,304,135)  $ (3,584,333)  $ (1,671,108)
                                                 ============   ============   ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         For the period
                                                                                                       since inception on
                                                               Nine Months Ended   Nine Months Ended    March 1, 1997 to
                                                               September 30, 2003  September 30, 2002  September 30, 2003
                                                               ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
     Net loss                                                     $ (1,641,381)       $ (1,111,710)       $ (3,584,333)
                                                                  ------------        ------------        ------------

     Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation                                                  1,556                 392               2,234
           Issuance of common stock for services                       100,000             218,000             393,075
           Stock discount expense                                           --             200,000             200,000
           Interest expense from the issuance of common stock          425,150                  --             475,150

     Changes in assets and liabilities:
       (Increase) decrease in assets:
           Prepaid expenses                                            (35,000)                267                  --
           Other current assets                                             --                  --             (39,268)

       Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                        26,328             294,690             224,461
           Accrued settlement obligation                               711,854                  --             711,854
                                                                  ------------        ------------        ------------

             Net cash used for operating activities                   (411,493)           (398,361)         (1,616,827)
                                                                  ------------        ------------        ------------

Cash flows used for investing activities -
     payments to acquire property and equipment                         (7,186)             (5,717)            (12,905)

Cash flows provided by (used for) financing activities:
     Due to related party                                                   --             (44,148)                 --
     Due from related party                                                 --              (4,162)                 --
     Proceeds from notes payable                                       105,000                  --             833,239
     Deferred offering cost                                                 --            (100,000)                 --
     Proceeds from sale of preferred stock                             250,000                  --             250,000
     Proceeds from issuance of common stock                                 --             560,000             595,000
                                                                  ------------        ------------        ------------

             Net cash provided by financing activities                 355,000             411,690           1,678,239
                                                                  ------------        ------------        ------------

Net increase in cash                                                   (63,679)              7,612              48,507
Cash, beginning of period                                              112,186                 256                  --
                                                                  ------------        ------------        ------------

Cash, end of period                                               $     48,507        $      7,868        $     48,507
                                                                  ============        ============        ============

Cash paid during the period for:
     Interest expense                                             $         --        $         --        $         --
                                                                  ============        ============        ============
     Income taxes                                                 $         --        $         --        $         --
                                                                  ============        ============        ============

Non cash financing activity:
     Common stock issued for services                             $    100,000        $    418,000        $    593,075
                                                                  ============        ============        ============
     Common stock issued for financing costs (interest expense)   $    312,000        $         --        $    475,150
                                                                  ============        ============        ============
     Common stock issued for Architectural Agreement              $         --        $         --        $ 18,304,135
                                                                  ============        ============        ============
     Conversion of preferred stock to common stock                $         --        $         --        $      6,600
                                                                  ============        ============        ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

This transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former members of Outland acquired or exercised control over a majority of the shares of the Company before and after the reorganization. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Outland. Therefore, these consolidated financial statements represent a continuation of Outland and not of Ventures.

The consolidated financial statements presented include the accounts of Outland from its inception (March 1, 1997) through the reorganization.

Dakota entered into an agreement and Plan of Merger (the "Agreement"), dated as of February 1, 2002, with Ventures and Dakota Subsidiary Corp. ("DSC"), an inactive Nevada corporation. The agreement became effective February 8, 2002, when Ventures (the accounting acquirer) completed a reverse triangular merger (the "Merger") between DSC and Dakota (the legal acquirer), whereby Dakota issued 3,660,000 shares of its Series A convertible preferred stock in exchange for 100% of Venture's outstanding common stock, of which, 1,500,000 Series A preferred shares (converted to 15,000,000 common shares) have been presented as issued since inception. Pursuant to the terms of the merger, Ventures merged with DSC wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of Dakota.

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

During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year-end of December 31. On June 11, 2003, the Company re-incorporated in the state of Nevada.

                          Interim Financial Statements:

The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. The financial statements should be read in conjunction with the audited financial statements included in the annual report of Voyager Entertainment International, Inc. on Form 10-KSB for the year ended December 31, 2002.

                                  Going Concern

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, has a working capital deficit of $1,716,777, and has an accumulated deficit of $3,684,333 as of September 30, 2003. The Company has also incurred a net loss of $1,641,381 and used cash for operating activities of $411,493 for the nine months ended September 30, 2003, all of which raise substantial doubt about its ability to continue as a going concern.

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

                            Other Comprehensive Loss:

Other comprehensive loss consisted of net loss only and, accordingly, a Statement of Comprehensive Loss has not been presented.

                               Net Loss Per Share:

Net loss per share has been computed using the weighted average number of common shares outstanding during the nine months ended September 30, 2003 and 2002. Basic and diluted loss per share is the same as there are no common stock equivalent shares outstanding.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

(2) Loans Payable:

Loans payable had no stated interest rate, were due on demand and unsecured. Interest of $45,000 has been accrued at an estimated market interest rate of 8% and is included in accounts payable and accrued expenses. The original balance was $228,239 and the proceeds were received and used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1.46 million was asserted by the lender. During the three months ended March 31, 2003, the Company did not accrue any claimed amounts in excess of $228,239 since management believed the claims were frivolous and they planned to vigorously defend. Due to additional resources needed by management to defend these claims and how it would distract management's efforts from moving forward with the business plan, a settlement agreement was consummated with the lender in August 2003 and accrued for at June 30, 2003. The Company has agreed to pay a settlement amount of $711,854, including imputed interests without claiming any fault or wrong doing. The total obligation including this settlement as of September 30, 2003 is $985,563. These amounts are payable only from proceeds of any project funding. The first half of this balance is payable at the closing of the first round of project funding and the remaining balance is due at the closing of any subsequent project funding.

 (3) Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement in the amount of $2,500,000. Advances, under this line of credit, are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its common stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares (300,000 shares were issued and accounted for in 2002 and 1,200,000 common shares were issued and accounted for in June 2003) of its common shares as of June 30, 2003. The notes payable under this line of credit was due on April 15, 2003, secured by all assets and bears interest at 12% per annum (effective rate of 90%). This line of credit has expired. Interest of approximately

$51,000 has been accrued and is included in accounts payable and accrued expenses in the accompanying financial statements. In addition, the Company also issued 350,000 shares of common shares as finder's fees in 2002. Upon the receipt of additional funds, the Company was required to issue up to 1,400,000 shares of its common stock. During the quarter ended June 30, 2003, the Company issued 1,400,000 shares of common stock under this agreement. The fair market value of the common stock shares issued in the quarter ended June 30, 2003 totaled $312,000 all of which has been accounted for as interest expense. For consideration given in 2002 valued at $163,150, $50,000 was expensed as interest expense and the unamortized balance of $113,150 was netted against the face amount of the debt as of December 31, 2002. During the nine months ended September 30, 2003, $113,150 was expensed as interest expense.

(4) Stockholders' Deficit:

In June 2003, the Company sold 1,000,000 of the Series B Preferred Stock Shares for total cash consideration of $100,000 to one investor at $0.10 per share. Series B has a par value of $0.001, each share of Series B preferred share maybe converted at the request of the holder into 2 shares of common stock, has preferential liquidation privileges above Series A and common stock holders and has an anti-dilution clause in the event of a reverse split. Each Series B preferred share has 2 votes per share. The Company recognized a beneficial conversion feature of $45,000 accounted for as a preferred stock dividend during the quarter.

In August 2003, the Company sold 500,000 of the Series B Preferred Stock Shares for total cash consideration of $50,000 to one investor at $0.10 per share. Series B has a par value of $0.001, each share of Series B preferred share maybe converted at the request of the holder into 2 shares of common stock, has preferential liquidation privileges above Series A and common stock holders and has an anti-dilution clause in the event of a reverse split. Each Series B preferred share has 2 votes per share. The Company recognized a beneficial conversion feature of $55,000 accounted for as a preferred stock dividend during the quarter.

In September 2003, the Company also issued 625,000 shares of restricted common stock to two individuals for consulting services rendered. These shares were valued at the fair market value of $0.16 per share or total consideration of $100,000 and was recognized during the three months ended September 30, 2003.

In September 2003, the Company sold 769,222 shares of par value $.001 common stock for total cash consideration of $100,000 to one investor. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan when some awards may be exercised. In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of September 30, 2003, no options have been issued under this plan.

(7) Commitments and Contingencies:

During January 2002, the Company entered into a month-to- month office lease totaling $2,500 per month.

On August 16, 2002, the Company entered into an agreement with Residential Resources, Inc. ("RRI") via MCI acting as an agent, whereby RRI will sell/hypothecate the assets of Voyager to act as collateral for a bond issuance, which will raise up to $100 million. Voyager paid an initial due diligence fee of $30,000 (paid to RRI) and upon completion of the due diligence, RRI issued a securitization commitment on September 10, 2002. Pursuant to the agreement, Voyager paid an additional fee of $70,000 to RRI upon receipt of the securitization commitment. Total fees incurred for this transaction amounted to $424,000, of which, $10,000 remains unpaid and is included in accounts payable and accrued expenses as of September 30, 2003. All amounts incurred in relation to RRI have been expensed in accompanying statement of operations.

On June 18, 2003, the Company signed a joint venture Memorandum of Understanding with Bennett Realty Group where Bennett Realty will supply up to 15 acres of land located in Euless, Texas, also known as the Dallas Fort Worth Metroplex. The land is located adjacent to the Dallas Fort Worth Airport. A Voyager Wheel will be part of a 200 acre master planned community that will feature a lake, housing and retail. Voyager Dallas will be the featured attraction geared to draw guests to the community.

                              Contingent Liability

During the year ended December 31, 2002, an officer of the Company who lacked appropriate authority offered approximately 16.4 million options to investors at an exercise price of $0.001. There were no written agreements and Board approval was required for such transactions, and hence, the officer did not have the authority to grant the options. These options were contingently issuable upon the successful completion of debt financing of amounts ranging from $100 million to $300 million, unrelated to the above. The Company and its Board of Directors have denied any liability for the issuance of these options, plans to vigorously defend its position and accordingly, no amount has been accrued for this contingency in the accompanying consolidated financial statements. These disputed options expired in August 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto contained elsewhere in this filing.

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

Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

Overview

Voyager Entertainment International, Inc., formerly named Dakota Imaging, Inc., was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002, the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada corporation ("Ventures"), whereby, the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures outstanding common stock. Pursuant to the terms of the merger, Ventures merged with DSC, wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of the Company.

On April 2, 2002, the Company held its annual stockholders meeting and the stockholders voted on and approved changing the Company's name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. On June 11, 2003, Voyager Entertainment International, Inc. re-incorporated in the state of Nevada.

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

"VOYAGER" is intended to be designed as a visual ICON and experience overlooking the "Las Vegas Strip". With 30 vehicles called Sky Cruiser's, the vertical revolving vehicle will overlook the Las Vegas Strip as it revolves higher than a 60- story building at 600 (+/-) feet. One slow rotation in a vehicle will last 27 minutes and each vehicle will travel at 0.652 MPH or .9567 feet per second. The vehicle will be controlled and enhanced by the on-board SS Navigator part entertainer, and part steward, an individual also skilled in life-safety and security.

Site Location
-------------

The Company is currently in the process of negotiating a long- term lease for a site located in Las Vegas, Nevada. The design of Voyager will be integrated within the proposed site. The site plan will detail Voyager's plans for the Wheel, including multiple restaurants and retail. As of September 30, 2003, no definitive agreement has been consummated.

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

Voyager Dallas
--------------

Voyager signed a Memorandum of Understanding with Bennett Realty Group where Bennett Realty will supply up to 15 acres of land located in Euless, Texas also known as the Dallas Fort Worth Metroplex. The land is located adjacent to the DFW Airport. Voyager will be part of 200 acre master planned community that will feature a lake, housing and retail. Voyager Dallas will be the featured attraction geared to draw guest to the community. As of the date of this report, no formal agreement has been consumated.

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

Plan of Operations

During the next 12 months, the Company plans to focus its efforts on its development of the Observation Wheels; however actual production will not commence until the Company has sufficient capital for production and marketing.

As of September 30, 2003, the Company had only Officers and Directors. The Company is dependent upon Richard Hannigan, CEO, President and Director, Myong Hannigan, Secretary/Treasurer and Director, and Tracy Jones, COO and Director. The Company does not have any employees at this time and does not anticipate the need to hire any employees until such time as the Company has been sufficiently capitalized.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of September 30, 2003, the Company had current assets of $52,775 and current liabilities of $1,769,552, resulting in working capital deficit of $1,716,777.

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

These accounting policies are described at relevant sections in this discussion and in the notes to the consolidated financial statements included in our Form 10-K report filed in April 2003.

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

Our auditors' report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2002 reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls at September 30, 2003.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the period ending June 30, 2003 the Company had been in dispute with a creditor concerning the amount owed to the creditor. The Company is pleased to announce that as of the period ending September 30, 2003, the amount of the dispute of $1,464,826 was settled for an additional $711,854 between the creditor and the Company to the satisfaction of both parties.

The Company is unaware of any other legal proceedings.

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

In July, 2003, the Company commenced its offering of up to 10,000,000 Shares of Series B Convertible Preferred Stock at the purchase price of $0.10 per share. The Series B Preferred Shares are being offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Investment in the Series B Preferred Shares is limited to "accredited" investors within the meaning of Rule 501(a) of Regulation D. In June 2003, the Company sold 1,000,000 of the Series B Preferred Shares for the purchase price of $100,000 to one investor who represented that he was acquiring the Series B Preferred Shares and the common shares issuable upon conversion for investment purposes only and not with a view to distribute. He further represented that he
(a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D.

On August 12, 2003, the Company sold 500,000 of the Series B Preferred Shares for the purchase price of $50,000 to one investor who represented that he was acquiring the Series B Preferred Shares and the common shares issuable upon conversion for investment purposes only and not with a view to distribute. He further represented that he (a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D.

In October 2003, the Company also issued 625,000 shares of restricted common stock to two individuals for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

In September, 2003, the Company sold 769,222 shares of par value $.001 common stock to an individual The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Investment in the common stock is limited to "accredited" investors within the meaning of Rule 501(a) of Regulation D. On September 5, 2003, the Company sold 769,222 shares of common for the purchase price of $100,000 to one investor who represented that he was acquiring the common shares for investment purposes only and not with a view to distribute. He further represented that he (a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D.


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

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(Registrant)






                        By: /s/ Richard L. Hannigan, Sr.
                            -------------------------------------------------
                            Richard L. Hannigan, Sr.
                            President, Chief Executive and Accounting Officer



Date: November 14, 2003

CERTIFICATION

I, Richard L. Hannigan, Sr., certify that:

1. I have reviewed this Quarterly Report for the period ended September 30, 2003 of Voyager Entertainment International, Inc.;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

Date: November 14, 2003




                        /s/ Richard L. Hannigan, Sr.
                        --------------------------------------
                        Chief Executive and Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Hannigan, Sr., Chief Executive and Accounting Officer of Voyager Entertainment International, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  November 14, 2003       By: /s/ Richard L. Hannigan, Sr.
                                   --------------------------------------
                                   Chief Executive and Accounting Officer