Form 10KSB
period 2003-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2004-03-31
CIK 1028394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                        Commission file number 000-33151

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Nevada                                                                45-0420093
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

4483 West Reno Avenue
Las Vegas, Nevada                                                          89118
-----------------                                                          -----
(Address of principal executive offices)                              (zip code)

                    Issuer's Telephone Number: (702) 221-8070

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2003, was 48,603,258 shares, held by approximately 67 stockholders. There are also 4,000,000 Series B preferred shares and 1,500,000 Series A preferred shares outstanding. There are 70,603,258 shares outstanding on a fully diluted basis.

         The issuer had no revenues for the most recent fiscal year ended December 31, 2003.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year was $33,050,215 based on a share value of $0.68 as of December 31, 2003.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2002

                                 Index to Report
                                 on Form 10-KSB

PART I                                                                                          Page
                                                                                                ----

Item     1.       Description of Business........................................................4-8
Item     2.       Description of Property..........................................................8
Item     3.       Legal Proceedings................................................................8
Item     4.       Submission of Matters to a Vote of Security Holders............................8-9

PART II

Item     5.       Market for Common Equity and Related Stockholder Matters......................9-14
Item     6.       Managements' Discussion and Analysis or Plan of Operation....................14-19
Item     7        Financial Statements............................................................19
Item     8        Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure............................................................19
Item     8A       Controls and Procedures.........................................................19

PART III

Item     9        Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act............................20-23
Item     10       Executive Compensation.......................................................23-24
Item     11       Security Ownership of Certain Beneficial Owners and Management...............24-25
Item     12       Certain Relationships and Related Transactions..................................25
Item     13       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................26
Item     14       Principal Accounting Fees and Services.......................................27-28

Signatures        ................................................................................28
Certification     .............................................................................29-30
Consolidated Financial Statements.........................................................F-1 - F-15

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

         The Series A preferred stock carries the following rights and preferences:

         o        10 to 1 voting rights per share
         o Each share has 10 to 1 conversion rights to shares of common stock (every 1 share of series A preferred stock has the right to convert into 10 shares of common stock)
         o        No redemption rights
         o        No face value

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

         Further, pursuant to the terms of the Merger Agreement, the board of directors of Dakota Imaging, Inc., appointed Gregg Guffria, Veldon Simpson, and Richard Hannigan as new directors of the Company to serve until the next annual meeting of shareholders; or until their successors have been elected. Following their appointment of new directors, the former directors of Dakota Imaging, Inc. resigned their positions as directors.

         On April 2, 2002, we held our annual stockholders meeting and the stockholders voted on and approved changing the Company's name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.

On November 15, 2002, we entered into a loan and security agreement with Mr. Dan Fugal an unaffiliated individual, whereby Mr. Fugal was to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million.

         On February 15, 2003, we executed an amendment to the Loan and Security Agreement to amend the term date from February 15, 2003 to April 15, 2003. As of the year ending December 31, 2003 Mr. Fugal has loaned $605,000 to the company. The loan and security agreement with Mr. Fugal has expired and requires the company to repay $605,000 to Mr. Fugal as well as a one time interest payment of $605,000. Any agreements or amendments for Mr. Fugal to provide additional funds have been canceled and the company is obligated to repay a total of $1,210,000.

         On February 5, 2003, the Clark County Commission approved our plan to build a 50-story hotel and a 12-story Ferris wheel around a man-made lake with 20 yachts at a location on the Las Vegas Strip. Since that time the company has vacated plans to build the Voyager Wheel at that location. It was not possible to negotiate a lease agreement with the proposed partner that was in the best interest of the company and its shareholders.

         On December 23, 2003, the company along with Rio Properties, Inc. owned by Harrah's Entertainment Group jointly announced that the Voyager Project will be located at the Rio All-Suite Hotel and Casino in Las Vegas, Nevada. The company and Rio Properties, Inc. are currently operating on a signed letter of intent where Voyager will enter into a long term lease agreement with Rio Properties, Inc. The Rio Hotel and Casino is owned by Harrah's Entertainment, Inc. The securities of Harrah's Entertainment, Inc. are currently traded on the New York Stock Exchange (NYSE) under the symbol HET. Currently management of both Voyager and the Rio are constructing a definitive agreement. All agreements with Rio Properties, Inc. are pending due diligence

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

         Our current business plan is to build multiple Observation Wheels. Currently proposed are Las Vegas, Nevada; Dallas, Texas and Shanghai, China.

Las Vegas "Voyager" Wheel
-------------------------

         The company, through its subsidiaries, for the past 5 years has extensively planned and/or evaluated the available locations at both the North and South ends of the Las Vegas Strip as well as other off-strip locations in Las Vegas. On December 23, 2003, the company along with Rio Properties, Inc. owned by Harrah's Entertainment Group jointly announced that the Voyager Project will be located at the Rio All-Suite Hotel and Casino in Las Vegas, Nevada.

         "VOYAGER" is intended to be designed as a visual ICON and experience overlooking the "Las Vegas Strip". With 30 vehicles called Orbiters, the vertical revolving vehicle will overlook the Las Vegas Strip as it revolves higher than a 60-story building at 600 (+/-) feet. One rotation in a Orbiter will last 27 minutes.The Orbiter will be controlled by an on-board Navigator, part entertainer, and part steward, an individual also skilled in life-safety and security.

Organization

         The project will be owned by the parent company, however, will be designed, developed, built and operated by Voyager Entertainment Holdings, Inc.,
VEHI), a wholly owned subsidiary of the Company. VEHI will manage the project via a performance-based contract with extensions. All covenants, restrictions and protocol will be detailed in its operating agreement.

         As the management company VEHI will be responsible for the design, development, construction, and operation of VOYAGER, and provide the following: concept development, project design, location assessment and acquisition, strategic alliances in both entertainment and gaming, business plans and budgets, financial oversight and management during both construction and operation, marketing plans, insurance procurement and risk management, senior operational management including development of policies and procedures, and overall strategic focus for VOYAGER.

         VOYAGER is fundamentally an entertainment attraction, and its operational and maintenance requirements are very similar to those found in the theme park industry. In addition, Las Vegas is a unique marketplace, and the visitor when placed in the environment is also unique. The ability to understand the visitor, and successfully attract customers to VOYAGER will come as a result of clearly understanding the marketing strategies of the gaming industry. VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry.

         The initial management team at VEHI is anticipated to consist of:
Richard Hannigan President, CEO and a Director, Tracy Jones COO and a Director; Myong Hannigan as Secretary Treasurer; Michael Schaunessy, as CFO; and Sig Rogich, as Director of Public Relations & Communications.

Voyager Dallas
--------------

         Voyager is operating through a signed a Memorandum of Understanding with Bennett Realty Group where Bennett Realty Group and Voyager are seeking to be joint venture partners to build a Voyager Project in Dallas Texas. As of the period ending December 31, 2003 financing has not been secured for this project.

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

Other "Observation Wheels"
--------------------------

         Currently, the Company is primarily focusing on the project in Las Vegas, Nevada.. The Company has plans to build additional Observation Wheels.


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

Competition

       We compare with numerous other hospitality and entertainment companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected.

Research and Development

         From inception in March of 1997 through present, we have devoted a majority of our time on research and development. During our development stage period from March 1, 1997 through December 31, 2003, we incurred operating expenses of $6,697,527 and interest expense of $1,189,230 against no revenues , which resulted in accumulated losses of $7,886,847.

Employees

         As of December 31, 2003, we only had unpaid Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director and Myong Hannigan Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

         Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hannigan, Mr. Jones or our inability to attract and retain other qualified employees could have material adverse effect on us.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently lease 2,100 square feet of office space from Synthetic Systems LLC of which our president is the owner. We lease the office space at cost for the amount of $2,325 per month on a month-to-month basis.


ITEM 3.  LEGAL PROCEEDINGS

The company had been in a dispute with a creditor concerning the amount owed. The dispute was completely resolved during the period ending September 30, 2003. The dispute was resolved to both the satisfaction of the company and the creditor.

The company is unaware of any other legal proceedings.

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

                      2003                   2002
                --------------------------------------------
                  Low     High        Low          High
                --------------------------------------------
1st Quarter      $0.17   $0.31    Not Trading   Not Trading
2nd Quarter      $0.09   $0.30       $4.00         $8.25
3rd Quarter      $0.08   $0.29       $5.45         $0.19
4th Quarter      $0.16   $1.18       $0.17         $0.40

* The Company was eligible for trading on the OTC:BB in December of 2001 under the symbol "DAKI", however no trades occurred. The Company's symbol was changed to "VEII" in April of 2002.

(b) Holders of Common Stock

         As of December 31, 2003, we had approximately 67 shareholders of record, of the 48,603,258 shares outstanding. The closing bid stock price on December 31, 2003 was $.68.

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

Recent Sales of Unregistered Securities

         In the year ended December 31, 2003 we issued and sold the following unregistered securities:

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

In September, 2003, the Company sold 769,222 shares of par value $.001 common stock to an individual for $100,000 in cash. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Investment in the common stock was limited to "accredited" investors within the meaning of Rule 501(a) of Regulation D. The investor represented that he was acquiring the common shares for investment purposes only and not with a view to distribute. He further represented that he
(a) has such knowledge and experience in financial and business matters and is capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) is an "accredited investor" as such term is defined in Rule 501(a) of Regulation D.

In December, 2003, the Company sold 5,961,538 shares of par value $.001 common stock for $774,999.96. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $774,999.96. All purchasers represented that they were acquiring the common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) is are classified as "accredited investos" as such term is defined in Rule 501(a) of Regulation D.

Securities Issued for Services
------------------------------

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

In December 2003, the Company also issued 2,500,,000 shares of Series B Preferred Shares for services to our officers and directors. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of
Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

SUBSEQUENT EVENT
----------------

In January 2004, the Company also issued 1,163,000 shares of restricted common stock to five individuals for consulting services that were performed during the quarter ending December 31, 2003. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

In February, 2004, the Company sold 750,000 shares of par value $.001 common stock for $300,000. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $300,000. All purchasers represented that they were acquiring the common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) is are classified as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In February 2004, the Company also issued 150,000 shares of restricted common stock to one individual for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

In March 2004, the Company also issued 150,000 shares of restricted common stock to two individuals for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

In March 2004, the Company also issued 5,000,000 shares to an officer and director of the corporation as a result of the officer converting 500,000 shares of Series A Preferred Stock that converted at the rate of ten common shares for every one share of Preferred Series A Stock owned. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.


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

On April 2, 2002 we amended our Certificate of Incorporation to change our name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.

In June 2003 the company reincorporated in the State of Nevada. The reincorporation became effective in the States of North Dakota and Nevada on June 23, 2003, the date the Certificate of Merger was issued by the Secretary of State of North Dakota.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of deferred tax assets. We base our estimates on historical experience and on various other assumptions, such as the trading value of our common stock, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.


Plan of Operation

         During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual production will not commence until we have sufficient capital for production and marketing. Currently, our monthly cash need is approximately $60,000 per month. These costs consist primarily of professional and consulting fees including related party, rent expenses and printing expenses.

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

Results of Operations

Years Ended December 31, 2003 and December 31, 2002

         Revenues. We did not have any revenues for the fiscal year ending December 31, 2003 and 2002. There was no change in revenues from the year ending 2003 versus 2002 because we are still in a development stage and revenues will not be generated until operations of a ride begin.

         Project Costs

         Project Costs for the year ended December 31, 2003 were $13,354, a decrease of $16,034 less than the $29,388 of project costs incurred in the year ended December 31, 2002. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. Our total project costs since inception are $77,124.

         Operating Expenses. We had operating expenses of $4,814,360 for the year ended December 31, 2003 verses operating expenses of $1,694,542 for the year ended December 31, 2002 which primarily consisted of office rental expenses, legal and accounting fees and professional expenses. There was an increase in our operating expenses for the year ending December 31, 2003 of $3,119,818. The significant increase in operating expenses for the year ending December 31, 2003 was primarily due to the issuance of common stock for services to consultants. If the company receives funding we expect these fees to increase substantially including support for employees that will be required.

         Net Losses from Operations. As a result of the increases, primarily in research and development and professional and consulting fees where our common stock was issued for services, loss from operations for the period ended December 31, 2003 were $4,814,360 an increase of $3,119,818, over the loss from operations of $1,694,542 for the year ended December 31, 2002.

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

         As of December 31, 2003, we had current assets of $489,104, which consisted primarily of cash on hand and current liabilities of $2,498,895, resulting in working capital deficit of $2,009,791.

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

         As a result of our reorganization in 2002, we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our project, the level of our competition and our ability to attract and maintain key management and employees.

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

         As a result of our deficiency in working capital and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through future equity private placements or debt facilities. Without funding for one of our projects the company would have to rely primarily on raising capital through investors. There can be no guarantee that we are capable of continuing to raise additional capital.

There is a limited current public market for our common stock.

         Although our common stock is listed on the Over-the-Counter Bulletin Board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

Personnel

         As of December 31, 2003, we had only unpaid Officers and Directors. The Company pays $20,000 a month in consulting fees to Synthetic Systems LLC, an entity wholly owned by Richard Hannigan. We are dependent upon Richard Hannigan, President, CEO and Director and Tracy Jones, COO and Director and Myong Hannigan Secretary Treasurer. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Going Concern

         The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern because we have accumulated net losses of $7,886,847 . The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.  FINANCIAL STATEMENTS

         See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-19 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At our annual stockholders' meeting held April 23, 2003, our stockholders reaffirmed the appointment of Stonefield Josephson, Inc. as our independent accountants for the fiscal year ending December 31, 2003. This is a change in accountants recommended by our Executive Management and approved by our Board of Directors.
Stonefield Josephson, Inc. was engaged by us on August 8, 2002

ITEM 8A. CONTROLS AND PROCEDURES

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

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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


========================================================================
Name                  Age      Positions and Offices held
------------------------------------------------------------------------
Richard Hannigan      54       President, CEO and Director
------------------------------------------------------------------------
Tracy Jones           51       Chief Operating Officer and Director
------------------------------------------------------------------------
Myong Hannigan        55       Secretary, Treasurer and Director
========================================================================

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

         Tracy Jones, age 51, Mr. Jones formed Western Architectural Services, LLC in 1982, as an architectural design, and fabrication company. Over the past 20 years Mr. Jones has been instrumental in the development of "themed" environments for the Hotel/Casino, Restaurant, and Theme Park industry. At Western, Mr. Jones has revolutionized the use of digitized computer enhancement for the replication of historical features.

         Mr. Jones created methods that reduced the time to produce large-scale projects such as the Statue of Liberty at New York - New York Hotel and Casino. Before this project would have taken almost 1-1/2 years to recreate. However with methods developed at Western this project was fabricated in just over 6 months.

         Mr. Jones has a history of producing the most difficult projects on time, and on budget. With his new position at Voyager Entertainment International, Inc., Mr. Jones can take this same approach to developing the Voyager Project. Through many years of difficult construction projects and budgetary restraints, Mr. Jones has developed creative and effective means of manufacturing and construction that will revolutionize this industry.

         Mr. Jones will bring his expertise of manufacturing to this world class project. Mr. Jones will focus on product development, quality control, safety, state and federal regulations, freight issues, and on-time production and overall construction review. Blending his 20 years of experience in the construction industry; Mr. Jones will bring a team of talented professionals together to form an unbeatable group for the Voyager Project.

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

Board of Director's Report on Executive Compensation

         General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2003, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

         Overall Policy; Significant Factors. The compensation decisions made by the Board of Directors in respect of our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth, therefore certain stock compensation was granted in lieu of salaries, commissions and for services rendered. This practice may be extended into the future on a case-by-case basis and accordingly filed with the Securities and Exchange Commission. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in outside market, we will be required to provide a competitive compensation package.

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

         In the event of a change of control (as defined in the Stock Option
Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2003, no options have been issued under this plan.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, our belief is that during the year ended 2003, Richard Hannigan, Tracy Jones and Myong Hannigan filed there reports on a timely basis except for (1) On December 19, 2003, 1,000,000 shares of Series B Preferred Stock were issued to Richard Hannigan, (2) On December 19, 2003, 1,000,000 shares of Series B Preferred Stock were issued to Myong Hannigan, (3) On December 19, 2003, 500,000 shares of Series B Preferred Stock was issued to Tracy Jones.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation of our executive officers and directors for the fiscal year.

Summary Compensation Table

                                                                             Long Term
                                  Annual Compensation                       Compensation
-----------------------------------------------------------------------------------------------------------
Name and                                                   Other Annual      Restricted
Principal Position        Year    Salary        Bonus      Compensation        Stock       Options   Others
-----------------------------------------------------------------------------------------------------------
Richard Hannigan (1)
President/CEO/
Director                  2003     $-0-        $189,000       $240,000       1,000,000       -0-       -0-
Tracy Jones
COO/Director              2003     $-0-           -0-           -0-           500,000        -0-       -0-
Myong Hannigan (1)(2)
Secretary                 2003     $-0-        $189,000       $240,000       1,000,000       -0-       -0-

         Stock awarded to our officers and directors was in the form of Series B Preferred Stock which is convertible into 2 shares of common stock for every one share of Series B Preferred Stock owned.

         (1) A total of $240,000 was paid to Synthetic Systems, an entity owned by Richard Hannigan and Myong Hannigan, for professional/consulting fees. The Company also accrued a bonus of $189,000 payable to Synthetic Systems, of which, $10,000 has been paid. Also see the Related Party Transactions section in the financial statements.

         (2)      Myong Hannigan is the wife of the CEO Richard Hannigan, Sr.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

-------------------------------------------------------------------------------------------

                                                        Number                   Percent
                Name of Beneficial Owner (1)           of Shares                 Of Class
-------------------------------------------------------------------------------------------
Richard Hannigan                                       14,585,000 (3) (4) (2)     20.6%
-------------------------------------------------------------------------------------------
Veldon Simpson                                         11,000,000 (3) (2)         15.5%
-------------------------------------------------------------------------------------------
Myong Hannigan                                         14,585,000 (4)             20.6%
-------------------------------------------------------------------------------------------
Gregg Giuffria                                         10,000,000 (3) (2)         14.1%
-------------------------------------------------------------------------------------------
Tracy Jones                                             4,217,500 (6)               5.9%
-------------------------------------------------------------------------------------------
Dan and Jill Fugal                                      4,500,000 (7)               6.3%
-------------------------------------------------------------------------------------------
Don and Nancy Tyner                                     7,359,807                    10.4%
-------------------------------------------------------------------------------------------
All Directors & Officers as a Group                    18,802,500                   26.6%
-------------------------------------------------------------------------------------------
                                                       ==========              ===========
-------------------------------------------------------------------------------------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of the Company.

(2) Calculations are based on 70,603,258 common shares outstanding, on a fully diluted basis assuming conversion of both Series A and Series B convertible preferred stock.

(3) Assumes conversion of Series A Convertible Preferred Stock ("Series A Stock") into common stock. Each share of Series A Stock is convertible into 10 shares of common stock. Each share of Series A Stock is entitled to 10 votes on mattes properly brought before common stockholders of the Company. Each person owns 500,000 shares of Series A Stock.

(4) Richard Hannigan and Myong Hannigan are husband and wife, Richard Hannigan directly owns 2,585,000 shares of common stock, 500,000 shares of Series A Stock, convertible into 5,000,000 shares of common stock and 1,000,000 shares of Series B Stock, convertible into 2,000,000 shares of common stock. Myong Hannigan is the direct owner of 3,000,000 shares of common stock and 1,000,000 shares of Series B Stock, convertible into 2,000,000 shares of common stock.

(5) Assumes conversion of Series B Convertible Preferred Stock ("Series B Stock") into common stock. Each share of Series B Stock is convertible into 2 shares of common stock. Each share of Series B Stock is entitled to 2 votes on matters properly brought before the stockholders of the Company.

(6) Mr. Jones is the direct owner of 70,000 shares of common stock and 335,000 shares of common stock owned by the Tracy Jones Charitable Remainder Trust. In addition, Mr. Jones (i) is the sole owner of Western Architectural LLC and deemed to beneficially own the 2,812,500 shares of common stock owned by the LLC, (ii) is the majority owner of Varna Holdings LC and deemed to beneficially own the 500,000 shares of Series B Stock owned by Varna Holdings, LC, which are convertible into 1,000,000 shares of common stock.

(7) Mr. and Mrs. Fugal jointly own 1,500,000 shares of common stock and 1,000,000 shares of Series B Stock which are convertible into 2,000,000 shares of common stock.

(8) Richard Hannigan and Myong Hannigan are husband and wife and are deemed to directly control the same amount of shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned 100% by Richard Hannigan, Sr., our President and CEO of the Company. As of the year ended December 31, 2003 the company had paid approximately $240,000 to Synthetic Systems for professional and consulting fees.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report

         1.   Financial Statements:

              A.     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              1.     Independent Auditors Report                           F-1
              2.     Consolidated Financial Statements:
                       Consolidated Balance Sheet                          F-2
                       Consolidated Statements of Operation                F-3
                       Consolidated Statement of Stockholders' Deficit     F-4
                       Consolidated Statements of Cash Flows               F-5
                       Notes to Consolidated Financial Statements    F-6 - F-15

              2. During the fiscal year December 31, 2003 the Company filed the following 8-Ks.
                     NONE
              3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
                     NONE
              4.     Exhibits

Number      Description
------      -----------

 3.1        Nevada Articles of Incorporation (incorporated by reference to
            Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)


 3.2        Amended and Restated Bylaws (incorporated by reference to Exhibit
            3.2 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)


 3.3 Plan and Agreement of Merger of Voyager Entertainment International, Inc. (North Dakota) into Voyager Entertainment International, Inc. (Nevada) (incorporated by reference to
            Exhibit 3.3 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)

 3.4 Nevada Articles of Merger (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)


 3.5        North Dakota Certificate of Merger (incorporated by reference to
            Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)


 4.1 Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)


 4.2 Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)


10.1        Loan and Security Agreement (incorporated by reference to Exhibit
            10.1 to the Company's Current Report on Form 8-K filed on November 22, 2002)

10.2 Amendment No. 1 to Loan and Security Agreement (incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB filed on April 16, 2003)

10.3 Amendment No. 2 to Loan and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 filed on May 20,
            2003)

31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Exhibits are filed with this report

ITEM 14. Principal Accounting Fees and Services

Audit Fees. The audit fees billed to the Company by Stonefield Josephson, Inc. for fiscal years ended December 31, 2002 were approximately $34,000 . These fees pertain to the audit of the Company's annual financial statements and quarterly Form 10-QSBs in 2003 along with audits associated with Outland Development. The audit fee for the 2003 audit by Stonefield Josephson,Inc., is expected to be approximately $30,000 Audit-Related Fees, Tax Fees and All Other Fees. No "audit-related fees," "tax fees" or "all other fees," as those terms are defined by the Securities and Exchange Commission, were paid to Stonefield Josephson, Inc. for the fiscal years ended December 31, 2003 and 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

By: /s/ Richard Hannigan
    ------------------------------------
    Richard Hannigan, President/Director

Dated: March 30, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                OFFICE                        DATE

By:/s/ Richard Hannigan, Sr.
----------------------------------
Richard Hannigan, Sr.               President/CEO/Director        March 30, 2004


By:/s/ Myong Hannigan
----------------------------------
Myong Hannigan                      Secretary/Treasurer/Director  March 30, 2004

                            CERTIFICATION PURSUANT TO
                  18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
             SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Voyager Entertainment International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Hannigan, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

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

(4)      I:
         (a)      am responsible for establishing internal controls;
         (b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2002 through December, 2003;
         (c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
         (d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

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

Date:  March 30, 2004

By: /s/ Richard L. Hannigan, Sr.
---------------------------------------------------
Richard Hannigan, President/Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Hannigan, Sr., Chief Executive and Accounting Officer of Voyager Entertainment International, Inc. (the "Company"), certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  March 30, 2004       By: /s/ Richard L. Hannigan, Sr.
                                --------------------------------------
                                Chief Executive and Accounting Officer

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002







                                    CONTENTS

                                                                     Page
                                                                     ----



Independent Auditors' Report                                          F-1


Consolidated Financial Statements:

  Consolidated Balance Sheet                                          F-2
  Consolidated Statements of Operations                               F-3
  Consolidated Statement of Stockholders Deficit                      F-4
  Consolidated Statements of Cash Flows                               F-5
  Notes to Consolidated Financial Statements                     F-6-F-15

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Voyager Entertainment International, Inc.
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of revenue, incurred significant losses since inception of $7,886,847 and used cash for operations of $744,562 during the year ended December 31, 2003. The Company also has a working capital deficit of $2,009,791 and a stockholders' deficit of $1,999,632 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 18, 2004

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2003

                                     ASSETS

Current assets -
  cash and cash equivalents                                                     $    489,104

 Property and equipment, net of
  accumulated depreciation                                                            10,159
                                                                                ------------

          Total assets                                                          $    499,263
                                                                                ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    122,499
  Accrued expenses - related party                                      179,000
  Loans and settlement payable and accrued interest of $109,157         987,396
  Line of credit and accrued interest of $605,000                     1,210,000
                                                                   ------------

          Total current liabilities                                             $  2,498,895

Commitments and contingencies (see Note 7)                                                --

Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 1,500,000 shares outstanding                              1,500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 4,000,000 shares outstanding                              4,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 49,771,260 shares issued and outstanding                 49,771
  Additional paid-in capital                                         24,136,079
  Deferred construction cost                                        (18,304,135)
  Deficit accumulated during development stage                       (7,886,847)
                                                                   ------------

          Total stockholders' deficit                                             (1,999,632)
                                                                                ------------

          Total liabilities and stockholders' deficit                           $    499,263
                                                                                ============

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the period
                                                                                       since inception on
                                                For the year ended  For the year ended  March 1, 1997 to
                                                December 31, 2003   December 31, 2002   December 31, 2003
                                                -----------------   -----------------   -----------------
Net revenue                                        $        --         $        --         $        --

Operating expenses:
  Professional and consulting fees                   3,967,918           1,515,193           5,600,462
  Rent expense                                          28,045              30,440              60,810
  Settlement expense, excluding interest               650,000                  --             650,000
  Project costs                                         13,354              29,388              77,124
  Other operating expenses                             155,043             119,521             309,131
                                                     4,814,360           1,694,542           6,697,527

Loss from operations                                (4,814,360)         (1,694,542)         (6,697,527)

Interest expense                                     1,129,535              59,785           1,189,320

Loss before income taxes                            (5,943,895)         (1,754,327)         (7,886,847)

Income taxes                                                --                  --                  --

Net loss                                           $(5,943,895)        $(1,754,327)        $(7,886,847)

Preferred stock dividends from amortization
 of beneficial conversion feature                     (130,000)                 --            (130,000)

Net loss attributed to common stockholders         $(6,073,895)        $(1,754,327)        $(8,016,847)
                                                   ===========         ===========         ===========


Net loss per share - basic and diluted             $     (0.15)        $     (0.05)
                                                   ===========         ===========

Net loss per share attributed to common
  shareholders- basic and diluted                  $     (0.15)        $     (0.05)
                                                   ===========         ===========

Weighted average common stock
  shares outstanding - basic and diluted            40,792,000          34,066,110
                                                   ===========         ===========

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                Preferred Stock Series A  Preferred Stock Series B       Common Stock
                                                ------------------------  ------------------------   -------------------
                                                    Shares     Amount         Shares    Amount       Shares       Amount
                                                    ------     ------         ------    ------       ------       ------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
  for reorganization)                                     --   $    --              --  $   --     15,000,000  $    15,000

Net loss for the year ended
  December 31, 2001                                       --        --              --      --             --           --
                                                   ---------   -------       ---------  ------     ----------  -----------

Balance at December 31, 2001                              --        --              --      --     15,000,000       15,000

Issuance of stock for cash and
  services (pre-merger)                            2,160,000     2,160              --      --             --           --

Conversion of preferred stock
  to common stock                                   (660,000)     (660)             --      --      6,600,000        6,600

Acquisition of net assets of Dakota                       --        --              --      --     11,615,000       11,615

Issuance of common stock for cash -
  February 15, 2002                                       --        --              --      --        800,000          800

Issuance of common stock for services -
  April 2002                                              --        --              --      --        200,000          200

Issuance of common stock for
  Architectural agreement - May 2002                      --        --              --      --      2,812,500        2,813

Issuance of common stock for cash -
  June 2002                                               --        --              --      --         50,000           50

Issuance of common stock for
  Architectural agreement - October 2002                  --        --              --      --        600,000          600

Issuance of common stock for
  financing costs - November 2002                         --        --              --      --        650,000          650

Issuance of stock for services - October 2002             --        --              --      --        325,000          325

Net loss for the year ended December 31, 2002             --        --              --      --             --           --
                                                   ---------   -------       ---------  ------     ----------  -----------

Balance at December 31, 2002                       1,500,000     1,500              --      --     38,652,500       38,653

Issuance of common stock for
  financing costs - June 2003                             --        --              --      --      2,600,000        2,600

Issuance of preferred stock for cash -
  June 2003                                               --        --       1,000,000   1,000             --           --

Issuance of preferred stock for cash -
  August 2003                                             --        --         500,000     500             --           --

Beneficial conversion feature
  associated with preferred stock                         --        --              --      --             --           --

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividends        --        --              --      --             --           --

Issuance of common stock for cash
  September 2003                                          --        --              --      --        769,222          769

Issuance of common stock for services
  September 2003                                          --        --              --      --        625,000          625

Issuance of common stock for cash -
  December 2003, net of offering costs                    --        --              --      --      5,961,538        5,961

Issuance of preferred stock for services -
  December 2003 to related parties                        --        --       2,500,000   2,500             --           --

Issuance of common stock for services -
  December 2003                                           --        --              --      --      1,163,000        1,163

Net loss for the year ended  December 31, 2003            --        --              --      --             --           --
                                                   ---------   -------       ---------  ------     ----------  -----------

Balance at December 31, 2003                       1,500,000   $ 1,500       4,000,000  $4,000     49,771,260  $    49,771
                                                   =========   =======       =========  ======     ==========  ===========

                                                                                  Deficit
                                                                                accumulated
                                                                   Deferred     during the       Total
                                                   Additional    construction   development  stockholders'
                                                paid-in capital     costs          stage        deficit
                                                ---------------     -----          -----        -------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
  for reorganization)                            $     20,000   $         --   $   (87,193)  $   (52,193)

Net loss for the year ended
  December 31, 2001                                        --             --      (101,432)     (101,432)
                                                 ------------   ------------   -----------   -----------

Balance at December 31, 2001                           20,000             --      (188,625)     (153,625)

Issuance of stock for cash and
  services (pre-merger)                                25,840             --            --        28,000

Conversion of preferred stock
  to common stock                                      (5,940)            --            --            --

Acquisition of net assets of Dakota                   (11,615)            --            --            --

Issuance of common stock for cash -
  February 15, 2002                                   399,200             --            --       400,000

Issuance of common stock for services -
  April 2002                                          399,800             --            --       400,000

Issuance of common stock for
  Architectural agreement - May 2002               18,138,722    (18,141,535)           --            --

Issuance of common stock for cash -
  June 2002                                           149,950             --            --       150,000

Issuance of common stock for
  Architectural agreement - October 2002              162,000       (162,600)           --            --

Issuance of common stock for
  financing costs - November 2002                     162,500             --            --       163,150

Issuance of stock for services - October 2002          74,750             --            --        75,075

Net loss for the year ended December 31, 2002              --             --    (1,754,327)   (1,754,327)
                                                 ------------   ------------   -----------   -----------

Balance at December 31, 2002                       19,515,207    (18,304,135)   (1,942,952)     (691,727)

Issuance of common stock for
  financing costs - June 2003                         309,400             --            --       312,000

Issuance of preferred stock for cash -
  June 2003                                            99,000             --            --       100,000

Issuance of preferred stock for cash -
  August 2003                                          49,500             --            --        50,000

Beneficial conversion feature
  associated with preferred stock                     130,000             --            --       130,000

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividen     (130,000)            --            --      (130,000)

Issuance of common stock for cash
  September 2003                                       99,231             --            --       100,000

Issuance of common stock for services
  September 2003                                       99,375             --            --       100,000

Issuance of common stock for cash -
  December 2003, net of offering costs                769,039             --            --       775,000

Issuance of preferred stock for services -
  December 2003 to related parties                  2,347,500             --            --     2,350,000

Issuance of common stock for services -
  December 2003                                       847,827             --            --       848,990

Net loss for the year ended  December 31, 2003             --             --    (5,943,895)   (5,943,895)
                                                 ------------   ------------   -----------   -----------

Balance at December 31, 2003                     $ 24,136,079   $(18,304,135)  $(7,886,847)  $(1,999,632)
                                                 ============   ============   ===========   ===========

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               For the period
                                                                                                             since inception on
                                                                      For the year ended  For the year ended  March 1, 1997 to
                                                                      December 31, 2003   December 31, 2002   December 31, 2003
                                                                      -----------------   -----------------   -----------------
Cash flows provided by (used for) operating activities:
    Net loss                                                             $(5,943,895)       $ (1,754,327)       $ (7,886,847)

    Adjustments to reconcile net loss to net cash
    provided by (used for)
      operating activities:
          Depreciation                                                         3,403                 678               4,081
          Issuance of stock for services including related parties         3,298,990             493,075           3,792,065
          Interest expense from the issuance of common stock                 425,150              50,000             475,150

    Changes in assets and liabilities:
      (Increase) decrease in assets:
          Prepaid expenses                                                        --                 267                  --
          Other current assets                                                 4,268              (4,268)                 --

      Increase in liabilities:
     Accounts payable and accrued expenses                                   638,522              88,133             836,655
     Accrued expenses - related party                                        179,000                  --             179,000
     Accrued settlement obligation                                           650,000                  --             650,000
                                                                         -----------        ------------        ------------

           Net cash used for operating activities                           (744,562)         (1,126,442)         (1,949,896)
                                                                         -----------        ------------        ------------

Cash flows used for investing activities -
    payments to acquire property and equipment                                (8,520)             (5,719)            (14,239)
                                                                         -----------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Due to related party                                                          --             (44,148)                 --
    Proceeds from notes and loans payable                                    105,000             728,239             833,239
    Proceeds from sale of preferred stock                                    150,000                  --             150,000
    Proceeds from issuance of common stock                                   875,000             560,000           1,470,000
                                                                         -----------        ------------        ------------

           Net cash provided by financing activities                       1,130,000           1,244,091           2,453,239
                                                                         -----------        ------------        ------------

Net increase in cash                                                         376,918             111,930             489,104
Cash and cash equivalents, beginning                                         112,186                 256                  --
                                                                         -----------        ------------        ------------

Cash and cash equivalents, end                                           $   489,104        $    112,186        $    489,104
                                                                         ===========        ============        ============

Cash paid during the year for:
    Interest expense                                                     $        --        $         --        $         --
                                                                         ===========        ============        ============
    Income taxes                                                         $        --        $         --        $         --
                                                                         ===========        ============        ============

Non cash financing activity:
    Stock issued for services                                            $ 3,298,990        $    493,075        $  3,792,065
                                                                         ===========        ============        ============
    Common stock issued for financing costs and services                 $   425,150        $    163,150        $    588,300
                                                                         ===========        ============        ============
    Common stock issued for Architectural Agreement                      $        --        $ 18,304,135        $ 18,304,135
                                                                         ===========        ============        ============
    Conversion of preferred stock to common stock                        $        --        $      6,600        $      6,600
                                                                         ===========        ============        ============

The accompanying notes form an integral part of these consolidated financial statements.

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND

       FOR THE PERIOD FROM INCEPTION (MARCH 1, 1997) TO DECEMBER 31, 2003


(1) Summary of Significant Accounting Policies:
Business Activity:

The Company is in the entertainment development business and is planning the development of the world's tallest Ferris wheel on the Las Vegas Strip area. The Company's corporate offices are located in Las Vegas, Nevada.


 (1)    Summary of Significant Accounting Policies, Continued:


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

Going Concern:
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, incurred significant losses since inception of $7,886,847 and used cash for operations of $744,562 during the year ended December 31, 2003. The Company also has a working capital deficit of $2,009,791 and a stockholders' deficit of $1,999,632 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and is in the process of raising additional capital (see Subsequent Events). Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value:

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

Reclassification:

Certain reclassifications have been made to the balances as of December 31, 2002 to conform to the December 31, 2003 presentation.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2003 and 2002, the Company has no items that represent other comprehensive income and, accordingly, has not included a Statement of Comprehensive Income in the financial statements.

Financing Costs:

Financing costs consist of costs incurred to raise debt to finance its Voyager project. These costs are amortized over the weighted term of the debt securities using the interest method. Capitalized financing costs are evaluated on a periodic basis to test for any impairment losses and charged to interest expense during the period of evaluation.

Stock Based Compensation:

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability.

Stock option awards are valued using the Black-Scholes option-pricing model. The Company did not issue any Stock option rewards during the years ended December 31, 2003 and 2002.

Net Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 23,000,000 and 15,000,000 common stock equivalents outstanding which have not been included in diluted earnings per share as their effect would be anti-dilutive for the years ended December 31, 2003 and 2002, respectively. The common stock equivalent shares outstanding are computed assuming full conversion of all preferred stock during the respective periods.

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

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives from 5 to 7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 was $6,061 and $4,223, respectively.

Segment Information:

The Company's management believes it operates in a single business segment; all operations for the year ended December 31, 2003 and 2002 are domestic.

Income Taxes:

Prior to December 31, 2001, the Company reported its income taxes as a limited liability company and, as such, reported its income as a partnership whereby liability or taxes was that of the individual members rather than that of the Company.

The Company now accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.

Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements:

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions and accordingly, did not have any effect of this new pronouncement on its financial statements or results of operations.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company did not participate in such transactions in 2003 and accordingly, did not have any effect of this new pronouncement on its financial statements or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN-46), Consolidation of Variable Interest Entities, which was amended in December 2003. FIN-46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN-46). FIN-46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. The provisions of FIN-46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN-46 are effective at the end of the first reporting period ending after March 15, 2004. The Company has reviewed and considered the provisions of FIN-46 to determine whether it is the primary beneficiary of any VIEs. The review did not identify any VIEs.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

(2)    Property and equipment:

       The cost of property and equipment at December 31, 2003 consisted of the following:

       Computer equipment                                  $   14,240
       Less accumulated depreciation                           (4,081)
                                                           ----------

                                                           $   10,158
                                                           ==========

       Depreciation expense for the years ended December 31, 2003 and 2002 was $3,403 and $678, respectively.

(3)    Loans Payable:

       Loans payable had no stated interest rate, were due on demand and unsecured. Interest of approximately $109,157 has been accrued at an estimated market interest rate of 8% and is included with the principal balance. The original balance was $228,239 and the proceeds were received and used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1,460,000 was asserted by the lender. Although management believed the claims were frivolous, due to the additional resources needed by management to defend these claims and how it would distract management's efforts from moving forward with the business plan, a settlement agreement was consummated with the lender in August 2003..

       The Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of December 31, 2003, the total obligation including loans of $228,239, settlement obligation of $650,000 and accrued interest, of $109,157, amounted to $987,396.The first half of this balance is payable at the closing of the first round of project funding and the remaining balance is due at the closing of any subsequent project funding.

(4)    Line of Credit:

       On November 19, 2002, the Company entered into a line of credit financing agreement in the amount of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its common stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares (300,000 shares were issued and accounted for during the year ended December 31, 2002 and 1,200,000 common shares were issued and accounted for in the current year) of its common shares as of December 31, 2003. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The line of credit bore interest at the rate of 12% per annum (effective interest rate of 100%). This line of credit has expired and no principal has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of December 31, 2003, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000.

       In addition, the Company also issued 350,000 shares of common shares as finder's fees in 2002. Upon the receipt of additional funds, the Company was required to issue up to 1,400,000 shares of its common stock. During 2003, the Company issued 1,400,000 shares of common stock under this agreement. The fair market value of the 2,600,000 common stock shares issued totaled $312,000, all of which has been accounted for as interest expense in the accompanying consolidated statement of operations. For consideration given in 2002 valued at $163,150, $50,000 was expensed as interest expense and the unamortized balance of $113,150 was netted against the face amount of the debt as of December 31, 2002. During 2003, $113,150 was amortized and expensed as interest in the accompanying statement of operations.

(5)    Related Party Transactions:

       The Company leases office furniture and equipment from an entity under the control of its officer-stockholders, Synthetic Systems, LLC, for a monthly rate of $1,150 on a month to month basis. During the years ended December 31, 2003 and 2002, the Company recognized an expense of $15,205 and $13,800 respectively, related to this lease.

       During the year ended December 31, 2003, the Company issued 2,500,000 of the Series B Preferred Stock Shares for total consideration valued at $2,350,000, or $0.94 per share, to its officer-stockholders. The fair value of the services received was determined based on the fair value of the underlying trading common stock. Series B has a par value of $0.001, each share of Series B preferred share may be converted at the request of the holder into 2 shares of common stock, has preferential liquidation privileges above Series A and common stock holders and has an anti-dilution clause in the event of a reverse split. Each Series B preferred share has 2 votes per common share.

       During the year ended December 31, 2003, the Company and its board of directors approved a bonus of $189,000 payable to Synthetic Systems, LLC, an entity wholly owned by its Chief Executive Officer. In addition, the Company also incurred an expense of $240,000 or $20,000 per month of consulting fees, all of which has been paid to Synthetic Systems, LLC throughout 2003. At December 31, 2003, accounts payable and accrued expenses, related party consists of the $179,000 unpaid bonus balance.

       During February 2004, the Company advanced $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to an existing contract to design and build a car for the Voyager project and conduct a feasibility study.

(6)    Stockholders' Deficit:


       Convertible Preferred Stock - Series A
       --------------------------------------

       The Series A convertible preferred stock carries the following rights and preferences:

         o        10 to 1 voting rights per share
         o Each share has 10 for 1 conversion rights to shares of common stock
         o        No redemption rights

         During 2002, prior to the date of the Merger discussed in Note 1, the Company issued 2,160,000 shares of convertible preferred stock as consideration for cash and services, of which 660,000 shares were immediately converted to shares of common stock, resulting in the Company having 3,660,000 shares of common stock outstanding.

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

         Convertible Preferred Stock - Series B

         The Series B convertible preferred stock carries the following rights and preferences:

                  o        2 to 1 voting rights per share
                  o        Par value of $0.001
                  o Each share has 2 for 1 conversion rights to shares of common stock
                  o        No redemption rights
                  o Preferential liquidation rights to Series A preferred stock and common stock
                  o        Anti-dilution clauses in the event of a reverse split

         In June 2003, the Company sold 1,000,000 of the Series B Preferred Stock Shares for total cash consideration of $100,000 to one investor at $0.10 per share. The Company recognized a beneficial conversion feature of $80,000 accounted for as a preferred stock dividend during the year. Since these shares are immediately convertible into common stock of the Company, pursuant to EITF 00-27 and EITF 98-5, the Company recognized the dividend immediately.

         In August 2003, the Company sold 500,000 of the Series B Preferred Stock Shares for total cash consideration of $50,000 to one investor at $0.10 per share. The Company recognized a beneficial conversion feature of $50,000 accounted for as a preferred stock dividend during the year. Since these shares are immediately convertible into common stock of the Company, pursuant to EITF 00-27 and EITF 98-5, the Company recognized the dividend immediately.

         In December 2003, the Company issued 2,500,000 of the Series B Preferred Stock Shares for total consideration valued at $2,350,000, or $0.94 per share, to its officer-stockholders. The fair value of the services received was determined based on the fair value of the underlying trading common stock.

         Common Stock Issuances
         ----------------------
         On February 15, 2002 the Company sold 800,000 restricted shares of common stock at a price of $0.50 per share for $400,000, which represented the fair market value of the common stock on date of issuance.

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

         The Company issued 2,812,500 shares of restricted common stock to Western Architectural in consideration for Western Architecture's contract sum of $18,304,135 classified as deferred financing costs, to be expensed as earned. As of December 31, 2003, no amounts have been earned by WAL and accordingly, no amounts have been expensed. Although he is now a related party, at the time of this transaction this principal of WAL as not a related party.

         During June 2002, the Company sold 50,000 restricted shares of common stock at a price of $3.00 per share solely to accredited investors for cash consideration totaling $150,000, which represents the fair market value of the common stock on date of issuance.

         On October 28, 2002, the Company entered into a professional architectural services agreement with A.C.E Architect, Inc. in exchange for 600,000 shares of preferred stock. The Company's stock must be issued within 10 days of the agreement. In addition, the Company is responsible for reimburse of expenses.

         On November 19, 2002, the Company entered into a line of credit financing in the amount of $100,000,000 in exchange for 650,000 shares of common stock. The fair market value of the common stock on the date of issuance totaled $163,150.

         On December 9, 2002, the Company entered into a consulting agreement in exchange for 325,000 shares of common stock. The fair market value of the common stock on the date of issuance totaled $75,075.

         In September 2003, the Company sold 769,222 shares of par value $.001 common stock for total cash consideration of $100,000 to one investor, which represents the fair market value of the common stock on date of issuance. Since the cash consideration received was from unrelated parties, it was determined to best represent the fair market value of the shares on the transaction date. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         In September 2003, the Company also issued 625,000 shares of restricted common stock to two individuals for consulting services rendered. These shares were valued at the fair market value of $0.16 per share or total compensation cost of $100,000.

         In December 2003, the Company sold 5,961,538 shares of its $.001 par value common stock for total cash consideration of $775,000 to five investors. One investor also entered into an agreement to purchase 1,346,154 additional shares of common stock for cash proceeds of $175,000. Subsequent to December 31, 2003, this investor had acquired 961,540 common shares for total proceeds of $125,000. Since the cash consideration received was from unrelated parties, it was determined to best represent the fair market of the shares on the transaction date. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         In December 2003, the Company also issued 1,163,000 shares of restricted common stock to two individuals for consulting services rendered. These shares were valued at the fair market value of $0.73 per share for total compensation of $848,990.

         Stock Option Plan
         -----------------

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

         In the event of a change of control (as defined in the Stock Option
         Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2003, no options have been issued under this plan.

(7)      Commitments and Contingencies:

         During January 2002, the Company entered into a month-to- month office lease totaling $2,350 per month.

         On June 18, 2003, the Company signed a joint venture Memorandum of Understanding with Bennett Realty Group where Bennett Realty will supply up to 15 acres of land located in Euless, Texas, also known as the Dallas Fort Worth Metroplex. The land is located adjacent to the Dallas Fort Worth Airport. A Voyager Wheel will be part of a 200 acre master planned community that will feature a lake, housing and retail. Voyager Dallas will be the featured attraction geared to draw guests to the community. As of February 18, 2004, no definitive agreements have been signed.

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

(8)      Income Taxes:

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:
                                               2003             2002

         Federal income tax rate               35.0%            35.0%
         Accrued expenses                      (7.0)               -
         Effect of net operating loss         (28.0)%          (35.0)%
                                              -----            -----

         Effective income tax rate              0.0%             0.0%
                                              -----            -----

         Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:

         Loss carry forwards                             $  2,125,000
         Accrued expenses                                     575,000
         Less valuation allowance                          (2,700,000)
                                                         ------------

                                                         $          -
                                                         ------------

         At December 31, 2003, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 were an increase of approximately $2,100,000 and $600,000, respectively. Net operating loss carry forwards start to expire in 2021.

(9)      Subsequent Events:

         Subsequent to December 31, 2003, the Company sold 961,540 shares of par value $.001 common stock for total cash consideration of $125,000 to one investor pursuant to a stock purchase agreement from December 2003. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         During February 2004, the Company sold 750,000 shares of par value $.001 common stock for total cash consideration of $300,000 to two investors. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

         During February 2004, an officer-stockholder converted 500,000 Series A Preferred shares into 5,000,000 common shares of the Company. Series A has a par value of $0.001, each share of Series A preferred share maybe converted at the request of the holder into 10 shares of common stock.

         During February 2004, the Company also issued 725,000 shares of restricted common stock to three consultants for services rendered. These shares were valued at the fair market value ranging from $0.75 to $0.80 per share for total consideration of $558,750.

         During February 2004, the Company advanced $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to an existing contract to design and build a car for the Voyager project and conduct a feasibility study.