Form 10QSB
period 2004-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2004-05-26
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB

                 |X| Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2004

      |_| Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ____________ to ____________

                        Commission File Number: 000-33151

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Nevada                                                  54-2110681
------------------------                                     ----------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

                   4483 West Reno Avenue, Las Vegas, NV 89118
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 221-8070
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
   Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 62,207,793 shares of Common Stock issued and outstanding 500,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock issued and outstanding as of May 24, 2004.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)YES |_| NO |X|

                              INDEX

Page

PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements............................................... 3
           Consolidated Balance Sheet (Unaudited)............................. 3
           Consolidated Statements of Operations (Unaudited).................. 4
           Consolidated Statements of Stockholders' Deficit (Unaudited)....... 5
           Consolidated Statements of Cash Flows (Unaudited).................. 6
           Notes to Consolidated Financial Statements......................... 7

 Item 2.  Plan of Operation...................................................17

 Item 3.  Controls and Procedures.............................................20

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings..................................................21

 Item 2.   Changes in Securities..............................................21

 Item 3.   Default upon Senior Securities ....................................23

 Item 4.   Submission of Matters to a Vote of Securityholders ................23

 Item 5.   Other Information .................................................23

 Item 6.   Exhibits and Reports on Form 8-K...................................23

Signatures....................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSET:
  Cash and cash equivalens                                                         $   415,760
 PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                                                              15,591
                                                                                   -----------
          Total assets                                                             $   431,351
                                                                                   ===========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    129,380
  Accrued expenses - related party                                      179,000
  Loans and settlement payable and accrued
    interest of $126,624                                              1,004,862
  Line of credit and accrued interest of $605,000                     1,210,000
                                                                   -----------
          Total current liabilities                                                $ 2,523,242
                                                                                   -----------
STOCKHOLDERS' DEFICIT:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                  500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 4,000,000 shares outstanding                              4,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 62,207,795 shares issued and outstanding
    Issued and outstanding                                               62,208
  Additional paid-in capital                                         25,108,392
  Deferred construction cost                                        (18,304,135)
  Deficit accumulated during development stage                       (8,962,857)
                                                                    -----------
          Total stockholders' deficit                                               (2,091,892)
                                                                                   -----------
          Total liabilities and stockholders' deficit                              $   431,351
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

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               For the period
                                                                             since inception on
                                                   Three Months Ended         March 1, 1997 to
                                             March 31, 2004  March 31, 2003    March 31, 2004
                                             --------------  --------------    --------------
NET REVENUE                                   $         --    $         --      $         --
                                              ------------    ------------      ------------
OPERATING EXPENSES:
  Professional and consulting fees               1,009,553          51,583         6,610,015
  Project costs                                        754             628            77,878
  Rent expense                                       6,975           6,975            67,785
  Settlement expense                                    --              --           650,000
  Other operating expenses                          41,798           3,458           350,929
                                              ------------    ------------      ------------
                                                 1,059,080          62,644         7,756,607
                                              ------------    ------------      ------------
INTEREST EXPENSE                                    16,930         119,014         1,206,250
                                              ------------    ------------      ------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES        (1,076,010)       (181,658)       (8,962,857)
                                              ------------    ------------      ------------
INCOME TAXES                                            --              --                --
                                              ------------    ------------      ------------
NET LOSS                                        (1,076,010)       (181,658)       (8,962,857)
                                              ------------    ------------      ------------
PREFERRED STOCK DIVIDENDS FROM AMORTIZATION
  OF BENEFICIAL CONVERSION FEATURE                      --              --          (130,000)
                                              ------------    ------------      ------------
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS      (1,076,010)       (181,658)       (9,092,857)
                                              ============    ============      ============
NET LOSS PER SHARE - BASIC AND DILUTED        $      (0.02)   $      (0.00)
                                              ============    ============
WEIGHTED AVERAGE COMMON STOCK
  SHARES OUTSTANDING - BASIC AND DILUTED        54,110,000      38,652,500
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

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

        FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO MARCH 31, 2004


                                                       Preferred Stock        Preferred Stock
                                                           Series A               Series B         Common Stock
                                                    ----------------------   -----------------  ------------------      Additional
                                                      Shares       Amount     Shares    Amount    Shares    Amount   paid-in capital
                                                    ----------   ---------   ---------  ------  ----------  -------  ---------------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
  for reorganization)                                       --   $      --          --  $   --  15,000,000  $15,000    $     20,000

Net loss for the year ended
  December 31, 2001                                         --          --          --      --          --       --              --
                                                    ----------   ---------   ---------  ------  ----------  -------    ------------
Balance at December 31, 2001                                --          --          --      --  15,000,000   15,000          20,000

Issuance of stock for cash and
  services (pre-merger)                              2,160,000       2,160          --      --          --       --          25,840

Conversion of preferred stock
  to common stock                                     (660,000)       (660)         --      --   6,600,000    6,600          (5,940)

Acquisition of net assets of Dakota                         --          --          --      --  11,615,000   11,615         (11,615)

Issuance of common stock for cash -
  February 15, 2002                                         --          --          --      --     800,000      800         399,200

Issuance of common stock for services -
  April 2002                                                --          --          --      --     200,000      200         399,800

Issuance of common stock for
  Architectural agreement - May 2002                        --          --          --      --   2,812,500    2,813      18,138,722

Issuance of common stock for cash -
  June 2002                                                 --          --          --      --      50,000       50         149,950

Issuance of common stock for
  Architectural agreement - October 2002                    --          --          --      --     600,000      600         162,000

Issuance of common stock for
  financing costs - November 2002                           --          --          --      --     650,000      650         162,500

Issuance of stock for services - October 2002               --          --          --      --     325,000      325          74,750

Net loss for the year ended December 31, 2002               --          --          --      --          --       --              --
                                                    ----------   ---------   ---------  ------  ----------  -------    ------------
Balance at December 31, 2002                         1,500,000       1,500          --      --  38,652,500   38,653      19,515,207

Issuance of common stock for
  financing costs - June 2003                               --          --          --      --   2,600,000    2,600         309,400

Issuance of preferred stock for cash -
  June 2003                                                 --          --   1,000,000   1,000          --       --          99,000

Issuance of preferred stock for cash -
  August 2003                                               --          --     500,000     500          --       --          49,500

Issuance of common stock for cash
  September 2003                                            --          --          --      --     769,222      769          99,231

BCF associated with preferred stock                    130,000     130,000

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividends          --          --          --      --          --       --        (130,000)

Issuance of common stock for services
  September 2003                                            --          --          --      --     625,000      625          99,375

Issuance of common stock for cash
  December 2003                                             --          --          --      --   2,307,692    2,308         297,692

Issuance of common stock for cash -
  December 2003                                             --          --          --      --   1,538,461    1,538         198,462

Issuance of common stock for cash -
  December 2003                                             --          --          --      --   1,538,461    1,538         198,462

Issuance of common stock for cash -
  December 2003                                             --          --          --      --     192,308      192          24,808

Issuance of common stock for cash -
  December 2003                                             --          --          --      --     384,616      385          49,615

Issuance of preferred stock for service RP -
  December 2003                                             --          --   2,500,000   2,500          --       --       2,347,500

Issuance of common stock for services -
  December 2003                                             --          --          --      --   1,163,000    1,163         847,827

Net loss for the year ended 12/31/03                        --          --          --      --          --       --              --
                                                    ----------   ---------   ---------  ------  ----------  -------    ------------
BALANCE AT DECEMBER 31, 2003                         1,500,000   $   1,500   4,000,000  $4,000  49,771,260  $49,771    $ 24,136,078
                                                    ==========   =========   =========  ======  ==========  =======    ============

 Issuance of common stock for cash
  January 2004                                              --          --          --      --     192,307      192          24,808

 Issuance of common stock for cash
  February 2004                                             --          --          --      --     384,614      385          49,615

 Issuance of common stock for cash
  February 2004                                             --          --          --      --     250,000      250          99,750

 Issuance of common stock for cash
  February 2004                                             --          --          --      --     500,000      500         199,500

 Issuance of common stock for services
  February 2004                                             --          --          --      --     425,000      425         318,325

 Issuance of common stock for services
  February 2004                                             --          --          --      --     150,000      150         119,850

 Issuance of common stock for services
  February 2004                                             --          --          --      --     150,000      150         119,850

Conversion of preferred stock to common stock         (500,000)       (500)         --      --   5,000,000    5,000          (4,500)

Conversion of preferred stock to common stock         (500,000)       (500)         --      --   5,000,000    5,000          (4,500)

 Issuance of common stock for cash
  March 2004                                                --          --          --      --     384,614      385          49,615

Net loss for the three months
  ended March 31, 2004                                      --          --          --      --          --       --              --
                                                    ----------   ---------   ---------  ------  ----------  -------    ------------
BALANCE AT MARCH 31, 2004                              500,000   $     500   4,000,000  $4,000  62,207,795  $62,208    $ 25,108,392
                                                    ==========   =========   =========  ======  ==========  =======    ============
                                                                       Deficit
                                                                     accumulated
                                                        Deferred     during the       Total
                                                      construction   development   stockholders'
                                                         costs          stage        deficit
                                                      ------------   -----------   -----------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
  for reorganization)                                 $         --   $   (87,193)  $   (52,193)

Net loss for the year ended
  December 31, 2001                                             --      (101,432)     (101,432)
                                                      ------------   -----------   -----------
Balance at December 31, 2001                                    --      (188,625)     (153,625)

Issuance of stock for cash and
  services (pre-merger)                                         --            --        28,000

Conversion of preferred stock
  to common stock                                               --            --            --

Acquisition of net assets of Dakota                             --            --            --

Issuance of common stock for cash -
  February 15, 2002                                             --            --       400,000

Issuance of common stock for services -
  April 2002                                                    --            --       400,000

Issuance of common stock for
  Architectural agreement - May 2002                   (18,141,535)           --            --

Issuance of common stock for cash -
  June 2002                                                     --            --       150,000

Issuance of common stock for
  Architectural agreement - October 2002                  (162,600)           --            --

Issuance of common stock for
  financing costs - November 2002                               --            --       163,150

Issuance of stock for services - October 2002                   --            --        75,075

Net loss for the year ended December 31, 2002                   --    (1,754,327)   (1,754,327)
                                                      ------------   -----------   -----------
Balance at December 31, 2002                           (18,304,135)   (1,942,952)     (691,727)

Issuance of common stock for
  financing costs - June 2003                                   --            --       312,000

Issuance of preferred stock for cash -
  June 2003                                                     --            --       100,000

Issuance of preferred stock for cash -
  August 2003                                                   --            --        50,000

Issuance of common stock for cash
  September 2003                                                --            --       100,000

BCF associated with preferred stock

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividends              --      (130,000)

Issuance of common stock for services
  September 2003                                                --            --       100,000

Issuance of common stock for cash
  December 2003                                                 --            --       300,000

Issuance of common stock for cash -
  December 2003                                                 --            --       200,000

Issuance of common stock for cash -
  December 2003                                                 --            --       200,000

Issuance of common stock for cash -
  December 2003                                                 --            --        25,000

Issuance of common stock for cash -
  December 2003                                                 --            --        50,000

Issuance of preferred stock for service RP -
  December 2003                                                 --            --     2,350,000

Issuance of common stock for services -
  December 2003                                                 --            --       848,990

Net loss for the year ended 12/31/03                            --    (5,943,895)   (5,943,895)
                                                      ------------   -----------   -----------
BALANCE AT DECEMBER 31, 2003                          $(18,304,135)  $(7,886,847)  $(1,999,632)
                                                      ============   ===========   ===========

 Issuance of common stock for cash
  January 2004                                                  --            --        25,000

 Issuance of common stock for cash
  February 2004                                                 --            --        50,000

 Issuance of common stock for cash
  February 2004                                                 --            --       100,000

 Issuance of common stock for cash
  February 2004                                                 --            --       200,000

 Issuance of common stock for services
  February 2004                                                 --            --       318,750

 Issuance of common stock for services
  February 2004                                                 --            --       120,000

 Issuance of common stock for services
  February 2004                                                 --            --       120,000

Conversion of preferred stock to common stock                   --            --            --

Conversion of preferred stock to common stock                   --            --            --

 Issuance of common stock for cash
  March 2004                                                    --            --        50,000

Net loss for the three months
  ended March 31, 2004                                          --    (1,076,010)   (1,076,010)
                                                      ------------   -----------   -----------
BALANCE AT MARCH 31, 2004                             $(18,304,135)  $(8,962,857)  $(2,091,892)
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

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                            For the period
                                                                                                          since inception on
                                                             Three Months Ended     Three Months Ended     March 1, 1997 to
                                                               March 31, 2004         March 31, 2003        March 31, 2004
                                                             ------------------     ------------------    -------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                   $ (1,076,010)           $   (181,658)         $ (8,962,857)
                                                               ------------            ------------          ------------
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
          Depreciation                                                1,227                     426                 5,308
          Issuance of common stock for services                     558,750                      --             4,350,815
          Interest expense from the issuance of common stock             --                  98,000               475,150
      INCREASE (DECREASE) IN LIABILITIES:
          Accounts payable and accrued expenses                      24,348                 (15,820)              861,003
      Accrued payable - related parties                                  --                      --               179,000
          Accrued settlement obligation                                  --                      --               650,000
                                                               ------------            ------------          ------------
           Net cash used for operating activities                  (491,685)                (99,052)           (2,441,581)
                                                               ------------            ------------          ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES -
    payments to acquire property and equipment                       (6,659)                   (912)              (20,898)
CASH FLOWS PROVIDED BY (USED FOR)  FINANCING ACTIVITIES:
    Proceeds from notes payable                                          --                      --               833,239
    Proceeds from sale of preferred stock                                --                      --               150,000
    Proceeds from issuance of common stock                          425,000                      --             1,895,000
                                                               ------------            ------------          ------------
           Net cash provided by financing activities                425,000                      --             2,878,239
                                                                                                             ------------
NET INCREASE IN CASH                                                (73,344)                (99,964)              415,760
CASH, beginning of period                                           489,104                 112,186                    --
                                                               ------------            ------------          ------------
CASH, end of period                                            $    415,760            $     12,222          $    415,760
                                                               ============            ============          ============
CASH PAID DURING THE PERIOD FOR:
    Interest expense                                           $         --            $         --          $         --
                                                               ============            ============          ============
    Income taxes                                               $         --            $         --          $         --
                                                               ============            ============          ============
NON CASH FINANCING ACTIVITY:
    Common stock issued for services                           $    558,750            $         --          $  4,350,815
                                                               ============            ============          ============
    Common stock issued for financing costs and services       $         --            $         --          $    588,300
                                                               ============            ============          ============
    Common stock issued for Architectural Agreement            $         --            $         --          $ 18,304,135
                                                               ============            ============          ============
    Conversion of preferred stock to common stock              $         --            $         --          $      6,600
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

THREE MONTHS ENDED MARCH 31, 2004 AND 2003:

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Activity:

The Company is in the entertainment development business and is plans to develop the world's tallest Ferris Wheels on the Las Vegas Strip and in other locations inside and outside the United States. The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

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

Interim Financial Statements:

The accompanying financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. The financial statements should be read in conjunction with the financial statements included in the annual report of Voyager Entertainment International, Inc. and its subsidiaries (the "Company") on Form 10-KSB for the year ended December 31, 2003.

Going Concern

The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, as of March 31, 2004, has an accumulated deficit of $8,962,857, has a working capital deficit of $2,107,482, and has incurred significant net loss and used cash for operating activities of $491,685 during the three months ended March 31, 2004, all of which raise substantial doubt about its ability to continue as a going concern. The Company's large losses are attributed mainly to the issuance of common stock for services.

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process raising additional capital. The company is currently indebted to two creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company and could cause the Company to be insolvent.

Accounting Policies:

There has been no change in accounting policies used by the Company during the quarter ended March 31, 2004.

There were no stock options granted or exercised during the quarter ended March 31, 2004.

(2)   LOAN PAYABLE:

Loans payable had no stated interest rate, were due on demand and unsecured. Interest has been accrued at an estimated market interest rate of 8% and is included with the principal balance. The original balance was $228,239 and the proceeds were received and used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1,460,000 was asserted by the lender. Although management believed the claims were frivolous, due to the additional resources needed by management to defend against these claims and The likely distraction of management's efforts from moving forward with the business plan, a settlement agreement was executed with the lender in August 2003.

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of March 31, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $126,625, amounted to an aggregate of $1,004,864. One half of this amount, or $493,698, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

(3)   LINE OF CREDIT:

The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of March 31, 2004 , the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay its debt to Mr. Fugal. As collateral for the Loan and Securtiy Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

(4)   RELATED PARTY TRANSACTIONS:

During February 2004, the Company paid $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to a Contractor Agreement between Western Architectural Services and the Company to design and build a car for the Voyager project and conduct a feasibility study.

During the year ended December 31, 2003, the Company and its board of directors approved a bonus of $189,000 payable to Synthetic Systems, LLC, an entity wholly owned by its Chief Executive Officer. In addition, the Company also incurred an expense of $240,000 or $20,000 per month of consulting fees, all of which has been paid to Synthetic Systems, LLC throughout 2003. At March 31, 2004 accounts payable and accrued expenses, related party consists of the $179,000 unpaid bonus balance. During the three months ended March 31, 2004, the Company paid consulting fees of $25,000 per month to Synthetic Systems, LLC. The Company also paid for furniture rental expenses of $3,450 and office rent expenses of $6,975 to Synthetic Systems. During the Quarter ended 3/31/04.

(5)   LITIGATION

On May 3, 2004, the Company filed a complaint in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner, who are significant stockholders of the Company, alleging that Mr. and Mrs. Tyner are liable to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934 for short-swing profits realized by Mr. and Mrs. Tyner in connection with their sales and purchases of the Company's Common Stock between December 3, 2003 and February 4, 2004. While the complaint was filed in this matter, Mr. And Mrs. Tyner have not been served.

(6)   STOCKHOLDERS' DEFICIT

On March 5, 2004, Richard L. Hannigan, Sr. an officer and director converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

On March 31, 2004, Gregg Giuffria, a former officer and director converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

COMMON STOCK ISSUANCES

In December 2003, an investor entered into an agreement to purchase 1,346,154 additional shares of Common Stock for cash proceeds of $175,000. During the three months ended 3/31/04, this investor had acquired 961,540 Common shares for total proceeds of $125,000 as follows:

      In January 2004, $25,000 was received from the sale of 192,307 common shares pursuant to a purchase agreement from December 2003,

      In February 2004, $50,000 was received from the sale of 384,614 common shares pursuant to a purchase agreement from December 2003,

      In March 2004, $50,000 was received from the sale of 384,614 common shares pursuant to a purchase agreement from December 2003,

Since the cash consideration received was from unrelated parties, it was determined to best represent the fair market of the shares on the transaction date. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In February 2004, $300,000 was received for 750,000 common shares. The Common Stock was offered in reliance upon the privat eoffering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, aas amended, and Rule 506 of Regulation D promulgated thereunder.

During February 2004, the Company also issued 725,000 shares of restricted Common Stock to three consultants for services rendered. These shares were valued at the fair market value ranging from $0.75 to $0.80 per share for total consideration of $558,750.

On March 5 2004, an Richard L. Hannigan, Sr., an officer-stockholder converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

On March 31, 2004, Gregg Giuffria, a former officer-stockholder converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

ITEM 2. PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this quarterly report on Form 10-QSB includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," or similar expressions. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. These forward-looking statements include, but are not limited to:

      O The Company's wholly-owned subsidiary, Voyager Entertainment Holdings, Inc. ("VEHI"), intends to manage the Las Vegas Voyager Project pursuant to a performance-based contract between the Company and VEHI and potentially an as-yet unidentified partner of the Company;

      O VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry;

      O The western bank (Puxi) of the Huangpu River, the Bund, is our anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project");

      O We intend to design the Star of Shanghai Voyager Project as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing;

      O Management believes that it can identify sources and obtain adequate amounts of such financing;

      O We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors;

      O The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings;

      O Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources;

      O During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing;

      O We anticipate that our monthly cash need is approximately $60,000 per month;

      O We believe that we currently have the ability to continue operations for the next two quarters;

      O We plan to focus primarily on the development of the Observation Wheel in Las Vegas over the next 12 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and foreign countries;

      O Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned development. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities; and

      O We anticipate incurring operating losses over the next twelve months.

      O The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings. However, if the Company receives adequate funding, the Company anticipates that there will be a need to purchase a significant amount of equipment and materials as well as significant need to hire additional employees throughout the next twelve months. The Company also believes that in this event there will also be a significant amount of research and development such as building mock-ups, statistical modeling and engineering.

      o In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital or other financing may in turn cause the Company to become insolvent and may cause the Company to seek protection under the federal bankruptcy laws.

      o As of the date hereof the Company anticipates that it has enough cash to fund operations for the next six months however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

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

Recent Developments

On April 30, 2004, the Company and The Rio All-Suite Hotel & Casino in Las Vegas, Nevada mutually agreed to discontinue negotiations to build "The World's Tallest Observation Wheel" at the property of The Rio All-Suite Hotel & Casino.

On May 3, 2004, the Company filed a complaint in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner, who are stockholders of the Company, alleging that Mr. and Mrs. Tyner are liable to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934 for short-swing profits realized by Mr. and Mrs. Tyner in connection with their sales and purchases of the Company's Common Stock between December 3, 2003 and February 4, 2004. While the complaint in this matter has been filed, Mr. And Mrs. Tyner have not been served with the complaint.

The Company is currently evaluating site locations in Las Vegas, Nevada where the Observation Wheel could be constructed by the Company . If the Company is unsuccessful in obtaining a site and negotiating terms acceptable to both Voyager and a prospective property owner for a Las Vegas location, the Company will be required to identify a location outside of Las Vegas where an Observation Wheel could be constructed before an Observation Wheel could be built in Las Vegas forcing our management to focus its efforts elsewhere for a significant amount of time.. While there are several locations outside of Las Vegas which are currently proposed, there can be no guarantees that the Company will obtain financing or any definitive agreements for any other locations.

The Company is currently dependent upon funding operations through the sale of its Common Stock and securing debt through private individuals. If the Company can not continue to raise funds through the sale if its Common Stock and securing loans from private individuals, the Company may have to cease operations thus renedering the

Company insolvent or requiring the Company to seek protection under the federal bankruptcy laws. While the company is seeking funding there can be no guarantee that funding will be attained.

BUSINESS OF THE COMPANY

Our current business plan is to build multiple observation Ferris wheels ("Observation Wheels"). Currently proposed sites for the construction of Observations Wheels include Las Vegas, Nevada; Dallas, Texas and Shanghai, China.

L.V. Voyager Project

For the past 5 years, through its subsidiaries, the Company has planned and/or evaluated the available locations at both the North and South ends of the Las Vegas Strip as well as other off-strip locations in Las Vegas, Nevada for the construction of an Observation Wheel in Las Vegas ( the "L.V. Voyager Project").

The Las Vegas Voyager Project is intended to be one of the most unique architectural and engineering designs making it a "must see" attraction that will give the patron an experience overlooking the "Las Vegas Strip." With 30 vehicles called "Orbiters" the Las Vegas Voyager Project is intended a revolving Observation Wheel that will overlook the Las Vegas Strip as it revolves higher than a 60 story building at approximately 600 feet. One rotation in an Orbiter will last approximately 27 minutes. Each Orbiter will be controlled by and onboard Navigator, who will be part entertainer and part steward, and who will also be trained in life safety and security.

Organization and Operation

The L.V. Voyager Project would be owned by the Company, however, it will be designed, developed, built and operated by Voyager Entertainment Holdings, Inc., ("VEHI"), a wholly owned subsidiary of the Company. VEHI intends to manage the project pursuant to a performance-based contract between the Company and VEHI [and potentially an as-yet unidentified partner of the Company]. All covenants, restrictions and protocols would be detailed in the performance-based contract.

As the management company, VEHI would be responsible for the design, development, construction, and operation of the L.V. Voyager Project, and would provide the following: concept development, project design, location assessment and acquisition, strategic alliances in both entertainment and gaming, business plans and budgets, financial oversight and management during both construction and operation, marketing plans, insurance procurement and risk management, senior operational management including development of policies and procedures, and overall strategic focus for the L.V. Voyager Project.

The initial management team at VEHI is anticipated to consist of Richard Hannigan, President, CEO and a Director, Tracy Jones, COO and a Director, Myong Hannigan, Secretary and Treasurer and Director.. , Michael Schaunessy, CFO, and Sig Rogich, Director of Public Relations & Communications.

Dallas Voyager Project

The Company is operating through a signed non-binding Memorandum of Understanding with Bennett Realty Group pursuant to which Bennett Realty Group and Voyager are seeking to be joint venture partners to build an Observation Wheel in Dallas Texas (the "Dallas Voyager Project"). As of the period ending March 31, 2004, financing has not been secured for this project and no definitive agreements have been signed.

Star of Shanghai Voyager Project

The western bank (Puxi) of the Huangpu River, the Bund, is our anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project"). We intend to design the Star of Shanghai Voyager Project as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing. The Company does not currently have any agreements for a proposed site and has not secured financing for the planned project. Therefore the Company does not currently have a suitable site and we can offer no assurances that we will find a suitable site.

The Company requires substantial additional funds to build its Las Vegas Voyager Project and to fulfill its business plan and successfully develop its three Observation Wheel projects. The Company intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its intellectual property or service fees. As of the date of this filing the Company has not received a firm commitment for financing of any of the projects. The company continues to receive and evaluate opportunities throughout Asia as well as Shanghai, China.

Other "Observation Wheels"

Currently, the Company is primarily focusing on the L.V. Voyager Project. However, the Company has plans to build additional Observation Wheels in other various locations in addition to Las Vegas, Dallas and Shanghai.

Market Overview

Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management believes that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements.

In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital or other financing may in turn cause the Company to become insolvent and may cause the Company to seek protection under the federal bankruptcy laws.

As of the date hereof the Company anticipates that it has enough cash to fund operations for the next six months however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

PLAN OF OPERATION

During the next 12 months, the Company plans to focus its efforts on its development of the Observation Wheels; however actual production will not commence until the Company has sufficient capital for production and MARKETING.. The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings. However, if the Company receives adequate funding, the Company anticipates that there will be a need to purchase a significant amount of equipment and materials as well as significant need to hire additional employees throughout the next twelve months. The Company also believes that in this event there will also be a significant amount of research and development such as building mock-ups, statistical modeling and engineering.

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

LIQUIDITY AND CAPITAL RESOURCES

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations. If this occurs, there could be a possibility that management of the company could seek protection under the federal bankruptcy laws.

In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital or other financing may in turn cause the Company to become insolvent and may cause the Company to seek protection under the federal bankruptcy laws. As of the date hereof the Company has enough cash to fund operations for the next six months however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

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

During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing. Currently, we anticipate that our monthly cash need is approximately $60,000 per month. These costs consist primarily of professional fees (including legal and accounting fees) and consulting fees, including those paid to related parties, as well as rent expenses and printing expenses. We believe that we currently have the ability to continue operations for the next two quarters. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We plan to seek additional funding through debt transactions and the sale of our Common Stock either privately or publicly. There can be no guarantees we will be successful.

We plan to focus primarily on the development of the Observation Wheel in Las Vegas over the next 12 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and foreign countries.

If a suitable site is acquired and selected the primary focus will be on completing engineering and starting the construction of an Observation Wheel.

Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned development. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders. The lack of equity capital or other financing may in turn cause the Company to become insolvent. At that time the Company might elect to seek protection under the federal bankruptcy laws. As of the date hereof the Company anticipates that it has enough cash to fund operations for the next six months; however the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of March 31, 2004, the Company had current assets of $ 415,760, which consisted primarily of cash on hand, and current liabilities of $2,523,242, resulting in working capital deficit of $2,107,482.

The Company is currently obligated to repay two of its creditors at the time we receive adequate project funding. One of the creditors, Mr. Fugal, to whom the Company owes an aggregate of $1,210,000, filed a UCC-1 against the assets and intellectual property of the Company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intention to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company in the future.

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

As a result of our recent reorganization we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our product, the level of our competition and our ability to attract and maintain key management and employees.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Our auditor's report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2003 reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

As a result of our deficiency in working capital and other factors, our auditors included a paragraph in their report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2003, regarding substantial doubt about our ability to continue as a going concern.

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

The Company is currently seeking potential locations in Las Vegas where the Company can resume its plans to construct and operate the L.V. Voyager Project; however, we can offer no assurances that we will be successful in finding a suitable location or negotiating the lease or purchase of land on terms acceptable to the Company or favorable to its stockholders.

The Company is currently obligated to repay two of its creditors at the time we receive adequate project FUNDING. Pursuant to the Loan and Security Agreement, as amended, with Mr. Fugal, to whom the Company owes an aggregate of $1,210,000, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which would give Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of this the date of the Quarterley Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company in the future. If this occurs management may elect to seek protection under the federal bankruptcy laws.

We are uncertain about the possible demand for our Observation Wheels. Their can be no assurances that if built there will be adequate demand for our Project in Las Vegas or other proposed sites in Shanghai, China or Dallas, Texas.

The Company is highly dependent upon management,s ability to execute the Company's business plan. We believe OUR officers and directors have a great deal of experience in the construction industry but do not have experience in managing an attraction. We will be highly dependent upon securing the appropriate management personnel in order for the attraction to operate correctly. If adequate funding is not received or management elects to manage the attraction itself, there can be no assurance that the Company can effectively execute its business plan.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

During the fiscal quarter ended March 31, 2004, there have been no changes in the Company's internal control over financial reporting or in other factors, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 3, 2004, the Company filed a complaint in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner, who are stockholders of the Company, alleging that Mr. and Mrs. Tyner are liable to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934 for short-swing profits realized by Mr. and Mrs. Tyner in connection with their sales and purchases of the Company's Common Stock between December 3, 2003 and February 4, 2004. Although the complaint has been filed, Mr. And Mrs. Tyner have not been served with the complaint.

ITEM 2. CHANGES IN SECURITIES

In January 2004, the Company issued 1,163,000 shares of restricted Common Stock to five individuals for consulting services that were performed during the quarter ending December 31, 2003. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

On January 5, 2004, the Company sold 192,307 shares of Common Stock for $25,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The purchaser was an "accredited" investor within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $25,000. The purchaser represented that he was acquiring the Common Stock for investment purposes only and not with a view to distribute. The purchaser further represented that he (a) had such knowledge and experience in financial and business matters and was capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualifies as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D. This sale of securities was part of the agreement dated December 3, 2003 to purchase a total of 1,538,461 shares of Common Stock at a price of $0.13 per share for $200,000.

On February 2, 2004, the Company sold 384,614 shares of Common Stock for $50,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The purchaser was an "accredited" investor within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $50,000. The purchaser represented that he was acquiring the Common shares for investment purposes only and not with a view to distribute. The purchaser further represented that he (a) had such knowledge and experience in financial and business matters and was capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and (d) qualifies as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D. This sale of securities was part of the agreement dated December 3, 2003 to purchase a total of 1,538,461 shares of Common Stock at a price of $0.13 per share for $200,000.

In February 2004, the Company sold 750,000 shares of Common Stock for $300,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $300,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In February 2004, the Company also issued 575,000 shares of restricted Common Stock to four individuals for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

On February 27, 2004, the Company sold 384,614 shares of Common Stock for $50,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The purchaser was an "accredited" investor within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $50,000. The purchaser represented that he was acquiring the Common Stock for investment purposes only and not with a view to distribute. The purchaser further represented that he (a) had such knowledge and experience in financial and business matters and was capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualifies as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D. This sale of securities was part of the agreement dated December 3, 2003 to purchase a total of 1,538,461 shares of Common Stock at a price of $0.13 per share for $200,000.

In March 2004, the Company also issued 150,000 shares of restricted Common Stock, that was approved in February 2004, to two individuals for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

On March 5 2004, the Company issued 5,000,000 shares of Common Stock to Richard
L. Hannigan Sr., an officer and director of the corporation as a result of the officer converting 500,000 shares of Series A Preferred Stock that converted at the rate of ten Common shares for every one share of Series APreferred Stock owned by such officer. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to his investment decision.

On March 31 2004, the Company issued 5,000,000 shares of Common Stock to Gregg Giuffria, a former officer and director of the corporation as a result of the officer converting 500,000 shares of Series A Preferred Stock that converted at the rate of ten Common shares for every one share of Series A Preferred Stock owned by such officer. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to his investment decision.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Loans payable had no stated interest rate, were due on demand and unsecured. Interest has been accrued at an estimated market interest rate of 8% and is included with the principal balance. The original balance was $228,239 and the proceeds were received and used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1,460,000 was asserted by the lender. Although management believed the claims were frivolous, due to the additional resources needed by management to defend against these claims and The likely distraction of management's efforts from moving forward with the business plan, a settlement agreement was executed with the lender in August 2003.

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of March 31, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $126,625, amounted to an aggregate of $1,004,864. One half of this amount, or $493,698, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1 Agreement between the Company and Western Architectural Services Dated May 30, 2002.

10.2 Loan and Security Agreement between the Company and Dan Fugal Dated November 15, 2002

10.3  Revolving Promissory Note Issued By Dan Fugal Dated November 15, 2002

10.4  Amendment to Loan and Security Agreement Dated February 2003.

10.5  Second Amendment to Loan and Security Agreement dated February 15, 2003

10.6 Settlement and General Release Agreement between the Company and Don and Nancy Tyner Dated August 19, 2003.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

(b)   Reports on Form 8-K

      O On May 6, 2004, the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                        (Registrant)


Dated May 25, 2004                     By: /s/ Richard Hannigan
                                          --------------------------------------
                                          Richard Hannigan,
                                          President/Director