Form 10QSB
period 2004-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2004-08-24
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2004

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from               to
                                    -------------    -------------

                        Commission File Number: 000-33151

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                    -----------------------------------------
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

                                 (702) 221-8070
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


  ---------------------------------------------------------------------------
  Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 62,852,793 shares of Common Stock issued and outstanding 500,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock issued and outstanding as of August 23, 2004.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                              INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements............................................   3

           Consolidated Balance Sheet (Unaudited)..........................   3

           Consolidated Statements of Operations (Unaudited)...............   4

           Consolidated Statements of Stockholders' Deficit (Unaudited)....   5

           Consolidated Statements of Cash Flows (Unaudited)...............   6

           Notes to Consolidated Financial Statements......................   7

  Item 2.  Plan of Operation...............................................  16

  Item 3.  Controls and Procedures.........................................  20

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings...............................................  21

 Item 2.   Changes in Securities...........................................  21

 Item 3.   Default Upon Senior Securities.................................   23

 Item 4.   Submission of Matters to a Vote of Securityholders..........      23

 Item 5.   Other Information...............................................  23

 Item 6.   Exhibits and Reports on Form 8-K...............................   24

Signatures.................................................................  25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 2004
                                   (UNAUDITED)


                                                         ASSETS
Current asset:
  Cash and cash equivalents                                                                                    $ 110,716

 Property and equipment, net of
  accumulated depreciation                                                                                         9,911
                                                                                                       ------------------

          Total assets                                                                                         $ 120,627
                                                                                                       ==================


                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                                   $ 166,499
  Accrued expenses - related party                                                          100,000
  Loans and settlement payable and accrued
    interest of $144,091                                                                  1,022,329
  Notes payable and accrued interest of $605,000                                          1,210,000
                                                                                  ------------------

          Total current liabilities                                                                          $ 2,498,828


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                                      500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 4,000,000 shares outstanding                                                  4,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 62,207,795 shares issued and outstanding
    Issued and outstanding                                                                   62,858
  Additional paid-in capital                                                             25,430,742
  Deferred construction cost                                                            (18,304,135)
  Deficit accumulated during development stage                                           (9,572,166)
                                                                                  ------------------

          Total stockholders' deficit                                                                         (2,378,201)
                                                                                                       ------------------

          Total liabilities and stockholders' deficit                                                          $ 120,627
                                                                                                       ==================

The accompanying notes form an integral part of these consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                 For the period
                                                                                                               since inception on
                                                     Three Months Ended              Six Months Ended            March 1, 1997 to
                                              June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003    June 30, 2004
                                              -------------    -------------    -------------    -------------     ------------
Net revenue                                    $         --     $         --     $         --     $         --     $         --

Operating expenses:
  Professional and consulting fees                  517,883           35,325        1,527,436           86,908        7,127,898
  Project costs                                       1,724            1,832            2,478            2,460           79,602
  Rent expense                                        6,975            6,975           13,950           13,950           74,760
  Settlement expense                                     --          711,854               --          711,854          711,854
  Other operating expenses                           47,222           67,017           89,020           70,475          336,297
                                               ------------     ------------     ------------     ------------     ------------
                                                    573,804          823,003        1,632,884          885,647        8,330,411
                                               ------------     ------------     ------------     ------------     ------------

Interest expense                                     35,505          348,302           52,435          467,316        1,241,755
                                               ------------     ------------     ------------     ------------     ------------

Loss from operations before income taxes           (609,309)      (1,171,305)      (1,685,319)      (1,352,963)      (9,572,166)
                                               ------------     ------------     ------------     ------------     ------------
Income taxes                                             --               --               --               --               --
                                               ------------     ------------     ------------     ------------     ------------

Net loss                                           (609,309)      (1,171,305)      (1,685,319)      (1,352,963)      (9,572,166)
                                               ------------     ------------     ------------     ------------     ------------

Preferred stock dividends from amortization
  of beneficial conversion feature                       --               --               --               --         (130,000)
                                               ------------     ------------     ------------     ------------     ------------

Net loss attributed to common stockholders     $   (609,309)    $ (1,171,305)    $ (1,685,319)    $ (1,352,963)    $ (9,702,166)
                                               ============     ============     ============     ============     ============

Net loss per share - basic and diluted         $         --     $      (0.03)    $      (0.03)    $      (0.03)
                                               ============     ============     ============     ============

Weighted average common stock
  shares outstanding - basic and diluted         62,294,000       38,795,357       58,202,000       38,724,323
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

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

        FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO JUNE 30, 2004

                                                 Preferred Stock Series A     Preferred Stock Series B            Common Stock
                                                   Shares         Amount       Shares         Amount         Shares         Amount
                                                 ----------      -------      ---------     -----------     ----------     --------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
   for reorganization)                                   --      $    --             --     $        --     15,000,000 $  15,000.00

Net loss for the year ended
  December 31, 2001                                      --           --             --              --             --           --
                                                 ----------      -------      ---------     -----------     ----------     --------

Balance at December 31, 2001                             --           --             --              --     15,000,000       15,000

Issuance of stock for cash and
  services (pre-merger)                           2,160,000        2,160             --              --             --           --

Conversion of preferred stock
  to common stock                                  (660,000)        (660)            --              --      6,600,000        6,600

Acquisition of net assets of Dakota                      --           --             --              --     11,615,000       11,615

Issuance of common stock for cash -
  February 15, 2002                                      --           --             --              --        800,000          800

Issuance of common stock for services -
  April 2002                                             --           --             --              --        200,000          200

Issuance of common stock for
  Architectural agreement - May 2002                     --           --             --              --      2,812,500        2,813

Issuance of common stock for cash -
  June 2002                                              --           --             --              --         50,000           50

Issuance of common stock for
  Architectural agreement - October 2002                 --           --             --              --        600,000          600

Issuance of common stock for
  financing costs - November 2002                        --           --             --              --        650,000          650

Issuance of stock for services - October 2002            --           --             --              --        325,000          325

Net loss for the year ended December 31, 2002            --           --             --              --             --           --
                                                 ----------      -------      ---------     -----------     ----------     --------
Balance at December 31, 2002                      1,500,000        1,500             --              --     38,652,500       38,653

Issuance of common stock for
  financing costs - June 2003                            --           --             --              --      2,600,000        2,600

Issuance of preferred stock for cash -
  June 2003                                              --           --      1,000,000           1,000             --           --

Issuance of preferred stock for cash -
  August 2003                                            --           --        500,000             500             --           --

Issuance of common stock for cash
  September 2003                                         --           --             --              --        769,222          769

BCF associated with preferred stock                      --           --             --              --             --           --

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividend        --           --             --              --             --           --

Issuance of common stock for services
  September 2003                                         --           --             --              --        625,000          625

Issuance of common stock for cash
  December 2003                                          --           --             --              --      2,307,692        2,308

Issuance of common stock for cash -
  December 2003                                          --           --             --              --      1,538,461        1,538

Issuance of common stock for cash -
  December 2003                                          --           --             --              --      1,538,461        1,538

Issuance of common stock for cash -
  December 2003                                          --           --             --              --        192,308          192

Issuance of common stock for cash -
  December 2003                                          --           --             --              --        384,616          385

Issuance of preferred stock for service RP -
  December 2003                                          --           --      2,500,000           2,500             --           --

Issuance of common stock for services -
  December 2003                                          --           --             --              --      1,163,000        1,163

Net loss for the year ended 12/31/03                     --           --             --              --             --           --
                                                 ----------      -------      ---------     -----------     ----------     --------
 Balance at December 31, 2003                     1,500,000      $ 1,500      4,000,000     $     4,000     49,771,260     $ 49,771
                                                 ==========      =======      =========     ===========     ==========     ========



 Issuance of common stock for cash
  January 2004                                           --           --             --              --        192,307          192

 Issuance of common stock for cash
  February 2004                                          --           --             --              --        384,614          385

 Issuance of common stock for cash
  February 2004                                          --           --             --              --        250,000          250

 Issuance of common stock for cash
  February 2004                                          --           --             --              --        500,000          500

 Issuance of common stock for services
  February 2004                                          --           --             --              --        425,000          425

 Issuance of common stock for services
  February 2004                                          --           --             --              --        150,000          150

 Issuance of common stock for services
  February 2004                                          --           --             --              --        150,000          150

Conversion of preferred stock to common stock
  February 2004                                    (500,000)        (500)            --              --      5,000,000        5,000

Conversion of preferred stock to common stock
  March 2004                                       (500,000)        (500)            --              --      5,000,000        5,000

 Issuance of common stock for cash
  March 2004                                             --           --             --              --        384,614          385

Issuance of common stock for services
  June 30, 2004                                          --           --             --              --        650,000          650

Net loss for the six months
  ended June 30, 2004                                    --           --             --              --             --           --
                                                 ----------      -------      ---------     -----------     ----------     --------

 Balance at June 30, 2004                           500,000      $   500      4,000,000     $     4,000     62,857,795     $ 62,858
                                                 ==========      =======      =========     ===========     ==========     ========

                                                                                            Deficit
                                                                                          accumulated
                                                                          Deferred        during the        Total
                                                       Additional       construction      development    stockholders'
                                                    paid-in capital        costs            stage           deficit
                                                     ------------      ------------      -----------      -----------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
   for reorganization)                               $  20,000.00       $        --      $(87,193.00)     $(52,193.00)

Net loss for the year ended
  December 31, 2001                                            --                --         (101,432)        (101,432)
                                                     ------------      ------------      -----------      -----------

Balance at December 31, 2001                               20,000                --         (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                                    25,840                --               --           28,000

Conversion of preferred stock
  to common stock                                          (5,940)               --               --               --

Acquisition of net assets of Dakota                       (11,615)               --               --               --

Issuance of common stock for cash -
  February 15, 2002                                       399,200                --               --          400,000

Issuance of common stock for services -
  April 2002                                              399,800                --               --          400,000

Issuance of common stock for
  Architectural agreement - May 2002                   18,138,722       (18,141,535)              --               --

Issuance of common stock for cash -
  June 2002                                               149,950                --               --          150,000

Issuance of common stock for
  Architectural agreement - October 2002                  162,000          (162,600)              --               --

Issuance of common stock for
  financing costs - November 2002                         162,500                --               --          163,150

Issuance of stock for services - October 2002              74,750                --               --           75,075

Net loss for the year ended December 31, 2002                  --                --       (1,754,327)      (1,754,327)
                                                     ------------      ------------      -----------      -----------
Balance at December 31, 2002                           19,515,207       (18,304,135)      (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                             309,400                --               --          312,000

Issuance of preferred stock for cash -
  June 2003                                                99,000                --               --          100,000

Issuance of preferred stock for cash -
  August 2003                                              49,500                --               --           50,000

Issuance of common stock for cash
  September 2003                                           99,231                --               --          100,000

BCF associated with preferred stock                       130,000                --               --          130,000

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividend        (130,000)               --               --         (130,000)

Issuance of common stock for services
  September 2003                                           99,375                --               --          100,000

Issuance of common stock for cash
  December 2003                                           297,692                --               --          300,000

Issuance of common stock for cash -
  December 2003                                           198,462                --               --          200,000

Issuance of common stock for cash -
  December 2003                                           198,462                --               --          200,000

Issuance of common stock for cash -
  December 2003                                            24,808                --               --           25,000

Issuance of common stock for cash -
  December 2003                                            49,615                --               --           50,000

Issuance of preferred stock for service RP -
  December 2003                                         2,347,500                --               --        2,350,000

Issuance of common stock for services -
  December 2003                                           847,827                --               --          848,990

Net loss for the year ended 12/31/03                           --                --       (5,943,895)      (5,943,895)
                                                     ------------      ------------      -----------      -----------
 Balance at December 31, 2003                        $ 24,136,079      $(18,304,135)     $(7,886,847)     $(1,999,632)
                                                     ============      ============      ===========      ===========



 Issuance of common stock for cash
  January 2004                                             24,808                --               --           25,000

 Issuance of common stock for cash
  February 2004                                            49,615                --               --           50,000

 Issuance of common stock for cash
  February 2004                                            99,750                --               --          100,000

 Issuance of common stock for cash
  February 2004                                           199,500                --               --          200,000

 Issuance of common stock for services
  February 2004                                           318,325                --               --          318,750

 Issuance of common stock for services
  February 2004                                           119,850                --               --          120,000

 Issuance of common stock for services
  February 2004                                           119,850                --               --          120,000

Conversion of preferred stock to common stock
  February 2004                                            (4,500)               --               --               --

Conversion of preferred stock to common stock
  March 2004                                               (4,500)               --               --               --

 Issuance of common stock for cash
  March 2004                                               49,615                --               --           50,000

Issuance of common stock for services
  June 2004                                               322,350                --               --          323,000

Net loss for the six months
  ended June 30, 2004                                          --                --       (1,685,319)      (1,685,319)
                                                     ------------      ------------      -----------      -----------

 Balance at June 30, 2004                            $ 25,430,742      $(18,304,135)     $(9,572,166)     $(2,378,201)
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

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   For the period
                                                                                                since inception on
                                                              Six Months Ended  Six Months Ended  March 1, 1997 to
                                                                June 30, 2004    June 30, 2003    June 30, 2004
                                                                -------------    -------------    -------------
Cash flows provided by (used for) operating activities:
    Net loss                                                    $ (1,685,319)    $ (1,352,963)    $ (9,572,166)
                                                                ------------     ------------     ------------

    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                 2,427              426            6,508
          Issuance of common stock for services                      881,750          312,000        4,673,815
          Interest expense from the issuance of common stock              --          113,150          475,150


    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Prepaid expenses                                                    --          (35,000)              --



      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                       78,933          (23,227)         915,588
      Accrued payable - related parties                              (79,000)              --          100,000
          Accrued settlement obligation                                   --          711,854          650,000
                                                                ------------     ------------     ------------

           Net cash used for operating activities                   (801,209)        (273,760)      (2,751,105)
                                                                ------------     ------------     ------------

Cash flows used for investing activities -
    payments to acquire property and equipment                        (2,179)            (475)         (16,418)

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                           --          105,000          833,239
    Proceeds from sale of preferred stock                                 --          100,000          150,000
    Proceeds from issuance of common stock                           425,000               --        1,895,000
                                                                ------------     ------------     ------------

           Net cash provided by financing activities                 425,000          205,000        2,878,239
                                                                ------------     ------------     ------------

Net increase (decrease) in cash                                     (378,388)         (69,235)         110,716
Cash, beginning of period                                            489,104          112,186               --
                                                                ------------     ------------     ------------

Cash, end of period                                             $    110,716     $     42,951     $    110,716
                                                                ============     ============     ============

Cash paid during the period for:
    Interest expense                                            $         --     $         --     $         --
                                                                ============     ============     ============
    Income taxes                                                $         --     $         --     $         --
                                                                ============     ============     ============

Non cash financing activity:
    Common stock issued for services                            $    881,750     $         --     $  4,673,815
                                                                ============     ============     ============
    Common stock issued for financing costs and services        $         --     $    312,000     $    588,300
                                                                ============     ============     ============
    Common stock issued for Architectural Agreement             $         --     $         --     $ 18,304,135
                                                                ============     ============     ============
    Conversion of preferred stock to common stock               $         --     $         --     $      6,600
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

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2004

(1)      Summary of Significant Accounting Policies:

Business Activity:
------------------

The Company is in the entertainment development business and is plans to develop the world's tallest Ferris Wheels on the Las Vegas Strip and in other locations inside and outside the United States. The Company is currently a development stage enterprise reporting under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

Plan of Reorganization and Basis of Presentation:
-------------------------------------------------
The accompanying consolidated financial statements include the accounts of Voyager Entertainment International, Inc. (the "Company"), formerly known as Dakota Imaging, Inc., ("Dakota"), incorporated under the laws of the state of North Dakota on January 31, 1991 and its subsidiaries:

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

Interim Financial Statements:
-----------------------------
The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of Voyager Entertainment International, Inc. and its subsidiaries (the "Company") on Form 10-KSB for the year ended December 31, 2003.

Going Concern
-------------
The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, and as of June 30, 2004, has an accumulated deficit of $9,572,166, has a working capital deficit of $2,388,112, and has incurred significant net loss and used cash for operating activities of $801,209 during the six months ended June 30, 2004, all of which raise substantial doubt about its ability to continue as a going concern. The Company's large losses are attributed mainly to the issuance of common stock for services.

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process raising additional capital. The company is currently indebted to two creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company causing the Company to be insolvent.

Accounting Policies:
--------------------
There has been no change in accounting policies used by the Company during the six months ended June 30, 2004. There were no stock options granted or exercised during the six months ended June 30, 2004.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of June 30, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest of $144,091, amounted to an aggregate of $1,022,329. One half of this amount, or $511,165 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

(3)      Notes Payable
On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow of from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of March 31, 2004 , the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

(4)      Related Party Transactions:
During February 2004, the Company paid $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to a Contractor Agreement between Western Architectural Services and the Company to design and build a car for the Voyager project and conduct a feasibility study.

During the year ended December 31, 2003, the Company and its board of directors approved a bonus of $189,000 payable to Synthetic Systems, LLC, an entity wholly owned by its Chief Executive Officer. At June 30, 2004 accounts payable and accrued expenses, related party consists of the $100,000 unpaid bonus balance. During the six months ended June 30, 2004, the Company paid consulting fees of $25,000 per month to Synthetic Systems, LLC. The Company also paid for furniture rental expenses of approximately $3,450 and office rent expenses of approximately $13,950 to Synthetic Systems for the three months ending June 30, 2004 and a total of $6,900 and $13,950 for the six months ended June 30, 2004.

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

In June 2004 the Company withdrew the complaint filed on May 3, 2004 in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner.

(6)   Stockholders' Deficit

On March 5, 2004, Richard L. Hannigan, Sr. an officer and director converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

On March 31, 2004 , Gregg Giuffria, a former officer and director converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

Common Stock Issuances
----------------------

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

On June 17, 2004 the Company initiated negotiations to potentially purchase a parcel of property in Las Vegas, Nevada. The Company at that time issued 500,000 shares of Common Stock as an incentive to the owner of that property which will not be recovered regardless of whether the Company completes the transaction. The shares were valued at the fair market value of $0.49 per share for a total of $245,000.

On July 1, 2004 the company issued 145,000 shares of Common Stock to an individual for services rendered. These shares were valued at the fair market value of $0.52 per share for total consideration of $78,000.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. These forward-looking statements include, but are not limited to:

o The Company's wholly-owned subsidiary, Voyager Entertainment Holdings, Inc. ("VEHI"), intends to manage the Las Vegas Voyager Project pursuant to a performance-based contract between the Company and VEHI and potentially an as-yet unidentified partner of the Company;
o VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry;
o The western bank (Puxi) of the Huangpu River, the Bund, is our anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project");
o The Company intends to design the Star of Shanghai Voyager Project as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing;
o Management believes that it can identify sources and obtain adequate amounts of such financing;
o The Company intends to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors;
o The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings;
o Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources;
o During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing;
o We anticipate that our monthly cash need is approximately $60,000 per month;
o The Company plans to focus primarily on the development of the Observation Wheel in Las Vegas over the next 12 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and foreign countries;
o Management anticipates incurring operating losses over the next twelve months.

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

o There have been other companies that have announced possible development of a large Observation Wheel.

o There have been several other companies that have announced to the public plans to build an observation wheel in Las Vegas. If any of these companies are successful it would diminish the possibility of the company obtaining financing or a acquiring a proper location.

o The Company has a limited operating history, which could make it difficult to evaluate our business.

We have yet to establish any history of profitable operations. Although some of our affiliates have been engaged in the acquisition and administration of various industries for several years, we have a limited operating history. As a result, we may not be able to successfully achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a project this size and the competitive environment in which we operate. Accordingly, our limited operating history makes an effective evaluation of our potential success difficult. Our viability and continued operation depend on future profitability, our ability to generate cash flows and our successful development and management of other business opportunities. There can be no assurance that we will be able to successfully implement our business plan or that if implemented, it will be profitable.

Management may be unable to obtain the appropriate funding to run our company.

The Company does not presently have sufficient financial resources and have no assurance that sufficient funding will be available to us to build our project. There can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of constructing an Observation Wheel

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

In June 2004 the Company withdrew the complaint filed in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner.

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

The Company is currently dependent upon funding operations through the sale of its Common Stock and securing debt through private individuals. If the Company can not continue to raise funds through the sale if its Common Stock and securing loans from private individuals, the Company may have to cease operations thus rendering the Company insolvent or requiring the Company to seek protection under the federal bankruptcy laws. While the company is seeking funding there can be no guarantee that funding will be attained.

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

Organization and Operation
--------------------------
The L.V. Voyager Project would be owned by the Company, however, it will be designed, developed, built and operated by Voyager Entertainment Holdings, Inc., ("VEHI"), a wholly owned subsidiary of the Company. VEHI intends to manage the project pursuant to a performance-based contract between the Company and VEHI [and potentially an as-yet unidentified partner of the Company]. All covenants, restrictions and protocols would be detailed in the performance-based contract.

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

The initial management team at VEHI is anticipated to consist of Richard Hannigan, President, CEO and a Director, Tracy Jones, COO and a Director, Myong Hannigan, Secretary and Treasurer and Director, Michael Schaunessy, CFO, and Sig Rogich, Director of Public Relations & Communications.

Dallas Voyager Project
----------------------
The Company is operating through a signed non-binding Memorandum of Understanding with Bennett Realty Group pursuant to which Bennett Realty Group and Voyager are seeking to be joint venture partners to build an Observation Wheel in Dallas Texas (the "Dallas Voyager Project"). As of the period ending June 30, 2004, financing has not been secured for this project and no definitive agreements have been signed.

Star of Shanghai Voyager Project
--------------------------------
The western bank (Puxi) of the Huangpu River, the Bund, is our anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project"). We intend to design the Star of Shanghai Voyager Project as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing. The Company does not currently have any agreements for a proposed site and has not secured financing for the planned project. Therefore the Company does not currently have a suitable site and we can offer no assurances that we will find a suitable site.

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

Market Overview
---------------
Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management believes that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors. To date, we have not established any such arrangements.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of June 30, 2004, the Company had current assets of $ 110,716, which consisted primarily of cash on hand,and current liabilities of $2,498,828, resulting in working capital deficit of $2,388,112.

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

The Company is currently obligated to repay two of its creditors at the time we receive adequate project funding. Pursuant to the Loan and Security Agreement, as amended, with Mr. Fugal, to whom the Company owes an aggregate of $1,210,000, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which would give Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of this the date of the Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company in the future. If this occurs management may elect to seek protection under the federal bankruptcy laws.

We are uncertain about the possible demand for our Observation Wheels. Their can be no assurances that if built there will be adequate demand for our Project in Las Vegas or other proposed sites in Shanghai, China or Dallas, Texas.

The Company is highly dependent upon management's ability to execute the Company's business plan. We believe our officers and directors have a great deal of experience in the construction industry but do not have experience in managing an attraction. We will be highly dependent upon securing the appropriate management personnel in order for the attraction to operate correctly. If adequate funding is not received or management elects to manage the attraction itself, there can be no assurance that the Company can effectively execute its business plan.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

During the fiscal quarter ended June 30, 2004, there have been no changes in the Company's internal control over financial reporting or in other factors, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

In June 2004, the Company withdrew the complaint filed in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner.

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

On June 17, 2004 the Company entered in to negotiations to purchase a parcel of property located in Las Vegas, Nevada. As a result the Company issued 500,000 shares of Common Stock to the owner of the parcel of property. The shares will remain outstanding regardless of whether or not the Company completes the transaction.

On July 1, 2004, the Company also issued 145,000 shares of restricted Common Stock, to an individual for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of June 30, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $144,091 amounted to an aggregate of $1,004,864. One half of this amount, or $511,165, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

10.1 Agreement between the Company and Western Architectural Services Dated May 30, 2002.
10.2 Loan and Security Agreement between the Company and Dan Fugal Dated November 15, 2002
10.3 Revolving Promissory Note Issued By Dan Fugal Dated November 15, 2002
10.4 Amendment to Loan and Security Agreement Dated February 2003.
10.5 Second Amendment to Loan and Security Agreement dated February 15, 2003
10.6 Settlement and General Release Agreement between the Company and Don and Nancy Tyner Dated August 19, 2003.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.
99.1 Press Release Dated June 2, 2004 attached to 8-K filed on June 3, 2004.

(b)  Reports on Form 8-K

     o On May 6, 2004, the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure
     o On June 3, 2004 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                       -----------------------------------------
                                                      (Registrant)

Dated August 23, 2004

By: /s/ Richard Hannigan
 -----------------------------------
        Richard Hannigan,
       President/Director