Form 10QSB
period 2004-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2004-11-23
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 64,691,126 shares of Common Stock issued and outstanding 500,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                              INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements............................................   3

           Consolidated Balance Sheet (Unaudited)..........................   3

           Consolidated Statements of Operations (Unaudited)...............   4

           Consolidated Statements of Stockholders' Deficit (Unaudited)....   5

           Consolidated Statements of Cash Flows (Unaudited)...............   6

           Notes to Consolidated Financial Statements......................   7

  Item 2.  Plan of Operation...............................................  16

  Item 3.  Controls and Procedures.........................................  20

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings...............................................  21

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  21

 Item 3.   Defaults Upon Senior Securities................................   23

 Item 4.   Submission of Matters to a Vote of Security holders............   23

 Item 5.   Other Information...............................................  23

 Item 6.   Exhibits.......................................................   24

Signatures.................................................................  25

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash and cash equivalents                                                       $     22,552

 Property and equipment, net of
  accumulated depreciation                                                               9,913
                                                                                  ------------

          Total assets                                                            $     32,465
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    187,140
  Accrued expenses - related party                                      125,000
  Loans and settlement payable and accrued
    interest of $161,558                                              1,039,797
  Notes payable and accrued interest of $605,000                      1,210,000
                                                                   ------------

          Total current liabilities                                               $  2,561,937


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                  500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 4,000,000 shares outstanding                              4,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 63,191,128 shares issued and outstanding
    Issued and outstanding                                               63,191
  Additional paid-in capital                                         25,480,409
  Deferred construction cost                                        (18,304,135)
  Deficit accumulated during development stage                       (9,773,437)
                                                                   ------------

          Total stockholders' deficit                                               (2,529,472)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $     32,465
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                  For the period
                                                                                                                since inception on
                                                    Three Months Ended                Nine Months Ended           March 1, 1997 to
                                              September 30,    September 30,    September 30,     September 30,     September 30,
                                                  2004             2003             2004              2003              2004
                                              ------------     ------------     ------------      ------------      ------------
Net revenue                                   $         --     $         --     $         --      $         --      $         --
                                              ------------     ------------     ------------      ------------      ------------

Operating expenses:
  Professional and consulting fees                 158,949          156,059        1,686,385           242,967         7,286,847
  Stock discount expense                                --               --               --                --                --
  Project costs                                        465            7,822            2,943            10,282            80,067
  Rent expense                                       6,975            7,083           20,925            21,033            81,735
  Settlement expense                                    --               --               --           711,854           711,854
  Other operating expenses                          35,722           70,457          124,742           140,933           372,019
                                              ------------     ------------     ------------      ------------      ------------
                                                   202,111          241,421        1,834,995         1,127,069         8,532,522
                                              ------------     ------------     ------------      ------------      ------------

Interest (income) expense, net                        (840)          46,996           51,595           514,312         1,240,915
                                              ------------     ------------     ------------      ------------      ------------

Loss from operations before income taxes          (201,271)        (288,417)      (1,886,590)       (1,641,381)       (9,773,437)
                                              ------------     ------------     ------------      ------------      ------------

Income taxes                                            --               --               --                --                --
                                              ------------     ------------     ------------      ------------      ------------

Net loss                                          (201,271)        (288,417)      (1,886,590)       (1,641,381)       (9,773,437)
                                              ============     ============     ============      ============      ============

Preferred stock dividends from amortization
  of beneficial conversion feature                      --         (100,000)              --          (100,000)         (130,000)
                                              ============     ============     ============      ============      ============

Net loss attributed to common stockholders    $   (201,271)    $   (388,417)    $ (1,886,590)     $ (1,741,381)     $ (9,903,437)
                                              ============     ============     ============      ============      ============

Net loss per share - basic and diluted        $      (0.00)    $      (0.01)    $      (0.03)     $      (0.44)
                                              ============     ============     ============      ============

Weighted average common stock
  shares outstanding - basic and diluted        62,853,000       37,078,000       59,764,000         3,961,000
                                              ============     ============     ============      ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO JUNE 30, 2004


                                                          Preferred              Preferred
                                                       Stock Series A          Stock Series B              Common Stock
                                                     ------------------    --------------------     --------------------------
                                                      Shares     Amount      Shares      Amount       Shares         Amount
                                                      ------     ------      ------      ------       ------         ------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
   for reorganization)                                      --   $   --           --     $   --     15,000,000     $15,000.00

Net loss for the year ended
  December 31, 2001                                         --       --           --         --             --             --
                                                     ---------   ------    ---------     ------     ----------     ----------

Balance at December 31, 2001                                --       --           --         --     15,000,000         15,000

Issuance of stock for cash and
  services (pre-merger)                              2,160,000    2,160           --         --             --             --

Conversion of preferred stock
  to common stock                                     (660,000)    (660)          --         --      6,600,000          6,600

Acquisition of net assets of Dakota                         --       --           --         --     11,615,000         11,615

Issuance of common stock for cash -
  February 15, 2002                                         --       --           --         --        800,000            800

Issuance of common stock for services -
  April 2002                                                --       --           --         --        200,000            200

Issuance of common stock for
  Architectural agreement - May 2002                        --       --           --         --      2,812,500          2,813

Issuance of common stock for cash -
  June 2002                                                 --       --           --         --         50,000             50

Issuance of common stock for
  Architectural agreement - October 2002                    --       --           --         --        600,000            600

Issuance of common stock for
  financing costs - November 2002                           --       --           --         --        650,000            650

Issuance of stock for services - October 2002               --       --           --         --        325,000            325

Net loss for the year ended December 31, 2002               --       --           --         --             --             --
                                                     ---------   ------    ---------     ------     ----------     ----------

Balance at December 31, 2002                         1,500,000    1,500           --         --     38,652,500         38,653

Issuance of common stock for
  financing costs - June 2003                               --       --           --         --      2,600,000          2,600

Issuance of preferred stock for cash -
  June 2003                                                 --       --    1,000,000      1,000             --             --

Issuance of preferred stock for cash -
  August 2003                                               --       --      500,000        500             --             --

Issuance of common stock for cash
  September 2003                                            --       --           --         --        769,222            769

BCF associated with preferred stock                         --       --           --         --             --             --

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividends          --       --           --         --             --             --

Issuance of common stock for services
  September 2003                                            --       --           --         --        625,000            625

Issuance of common stock for cash
  December 2003                                             --       --           --         --      2,307,692          2,308

Issuance of common stock for cash -
  December 2003                                             --       --           --         --      1,538,461          1,538

Issuance of common stock for cash -
  December 2003                                             --       --           --         --      1,538,461          1,538

Issuance of common stock for cash -
  December 2003                                             --       --           --         --        192,308            192

Issuance of common stock for cash -
  December 2003                                             --       --           --         --        384,616            385

Issuance of preferred stock for service RP -
  December 2003                                             --       --    2,500,000      2,500             --             --

Issuance of common stock for services -
  December 2003                                             --       --           --         --      1,163,000          1,163

Net loss for the year ended 12/31/03                        --       --           --         --             --             --
                                                     ---------   ------    ---------     ------     ----------     ----------

 Balance at December 31, 2003                        1,500,000   $1,500    4,000,000     $4,000     49,771,260     $   49,771
                                                     =========   ======    =========     ======     ==========     ==========



 Issuance of common stock for cash
  January 2004                                              --       --           --         --        192,307            192

 Issuance of common stock for cash
  February 2004                                             --       --           --         --        384,614            385

 Issuance of common stock for cash
  February 2004                                             --       --           --         --        250,000            250

 Issuance of common stock for cash
  February 2004                                             --       --           --         --        500,000            500

 Issuance of common stock for services
  February 2004                                             --       --           --         --        425,000            425

 Issuance of common stock for services
  February 2004                                             --       --           --         --        150,000            150

 Issuance of common stock for services
  February 2004                                             --       --           --         --        150,000            150

Conversion of preferred stock to common stock
  March 2004                                          (500,000)    (500)          --         --      5,000,000          5,000

Conversion of preferred stock to common stock
  March 2004                                          (500,000)    (500)          --         --      5,000,000          5,000

 Issuance of common stock for cash
  March 2004                                                --       --           --         --        384,614            385

 Issuance of common stock for services
  June 2004                                                 --       --           --         --        650,000            650

 Issuance of common stock for cash
  September 2004                                            --       --           --         --        333,333            333

 Net loss for the nine months
   ended September 30, 2004                                 --       --           --         --             --             --
                                                     ---------   ------    ---------     ------     ----------     ----------

 Balance at September 30, 2004                         500,000   $  500    4,000,000     $4,000     63,191,128     $   63,191
                                                     =========   ======    =========     ======     ==========     ==========

                                                                                           Deficit
                                                                                          accumulated
                                                                         Deferred         during the         Total
                                                      Additional       construction       development     stockholders'
                                                    paid-in capital       costs              stage           deficit
                                                   ----------------    ------------      ------------    --------------
For the period since inception on March 1, 1997
  to December 31, 2000 (as restated
   for reorganization)                               $  20,000.00      $         --      $ (87,193.00)   $  (52,193.00)

Net loss for the year ended
  December 31, 2001                                           --                --          (101,432)         (101,432)
                                                     ------------      ------------      ------------    -------------

Balance at December 31, 2001                              20,000                --          (188,625)         (153,625)

Issuance of stock for cash and
  services (pre-merger)                                   25,840                --                --            28,000

Conversion of preferred stock
  to common stock                                         (5,940)               --                --                --

Acquisition of net assets of Dakota                      (11,615)               --                --                --

Issuance of common stock for cash -
  February 15, 2002                                      399,200                --                --           400,000

Issuance of common stock for services -
  April 2002                                             399,800                --                --           400,000

Issuance of common stock for
  Architectural agreement - May 2002                  18,138,722       (18,141,535)               --                --

Issuance of common stock for cash -
  June 2002                                              149,950                --                --           150,000

Issuance of common stock for
  Architectural agreement - October 2002                 162,000          (162,600)               --                --

Issuance of common stock for
  financing costs - November 2002                        162,500                --                --           163,150

Issuance of stock for services - October 2002             74,750                --                --            75,075

Net loss for the year ended December 31, 2002                 --                --        (1,754,327)       (1,754,327)
                                                     ------------      ------------      ------------    -------------

Balance at December 31, 2002                          19,515,207       (18,304,135)       (1,942,952)         (691,727)

Issuance of common stock for
  financing costs - June 2003                            309,400                --                --           312,000

Issuance of preferred stock for cash -
  June 2003                                               99,000                --                --           100,000

Issuance of preferred stock for cash -
  August 2003                                             49,500                --                --            50,000

Issuance of common stock for cash
  September 2003                                          99,231                --                --           100,000

BCF associated with preferred stock                      130,000                --                --           130,000

Amortization of beneficial conversion feature
  in a manner similar to preferred stock dividends      (130,000)               --                --          (130,000)

Issuance of common stock for services
  September 2003                                          99,375                --                --           100,000

Issuance of common stock for cash
  December 2003                                          297,692                --                --           300,000

Issuance of common stock for cash -
  December 2003                                          198,462                --                --           200,000

Issuance of common stock for cash -
  December 2003                                          198,462                --                --           200,000

Issuance of common stock for cash -
  December 2003                                           24,808                --                --            25,000

Issuance of common stock for cash -
  December 2003                                           49,615                --                --            50,000

Issuance of preferred stock for service RP -
  December 2003                                        2,347,500                --                --         2,350,000

Issuance of common stock for services -
  December 2003                                          847,827                --                --           848,990

Net loss for the year ended 12/31/03                          --                --        (5,943,895)       (5,943,895)
                                                     ------------      ------------      ------------    -------------

 Balance at December 31, 2003                        $ 24,136,079      $(18,304,135)     $ (7,886,847)    $ (1,999,632)
                                                     ============      ============      ============     ============



 Issuance of common stock for cash
  January 2004                                             24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                            49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                            99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                           199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                           318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                           119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                           119,850                --                --          120,000

Conversion of preferred stock to common stock
  February 2004                                            (4,500)               --                --               --

Conversion of preferred stock to common stock
  March 2004                                               (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                               49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                               322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                           49,667                --                --           50,000

 Net loss for the nine months
   ended September 30, 2004                                    --                --        (1,886,590)      (1,886,590)
                                                     ------------      ------------      ------------    -------------

 Balance at September 30, 2004                       $ 25,480,409      $(18,304,135)     $ (9,773,437)    $ (2,529,472)
                                                     ============      ============      ============     ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Nine Months Ended   Nine Months Ended    March 1, 1997 to
                                                              September 30, 2004  September 30, 2003  September 30, 2004
                                                              ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $ (1,886,590)       $ (1,641,381)       $ (9,773,437)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                  3,887               1,556               7,968
          Issuance of common stock for services                       881,750             100,000           4,673,815
          Interest expense from the issuance of common stock               --             425,150             475,150


    Changes in assets and liabilities:
    (Increase) decrease in assets:
       Prepaid expenses                                                    --             (35,000)                 --



      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                       117,042              26,328             953,697
       Accrued payable - related parties                              (54,000)                 --             125,000
          Accrued settlement obligation                                    --             711,854             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                   (937,911)           (411,493)         (2,887,807)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities -
    payments to acquire property and equipment                         (3,641)             (7,186)            (17,880)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                            --             105,000             833,239
    Proceeds from sale of preferred stock                                  --             250,000             150,000
    Proceeds from issuance of common stock                            475,000                  --           1,945,000
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities                 475,000             355,000           2,928,239
                                                                 ------------        ------------        ------------

Net increase (decrease) in cash                                      (466,552)            (63,679)             22,552
Cash, beginning of period                                             489,104             112,186                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $     22,552        $     48,507        $     22,552
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $         --        $         --        $         --
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued for services                             $    881,750        $    100,000        $  4,673,815
                                                                 ============        ============        ============
    Common stock issued for financing costs and services         $         --        $    312,000        $    588,300
                                                                 ============        ============        ============
    Common stock issued for Architectural Agreement              $         --        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $         --        $         --        $      6,600
                                                                 ============        ============        ============

The accompanying notes form an integral part of these consolidated financial statements

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Going Concern
-------------
The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, and as of September 30, 2004, has an accumulated deficit of $9,773,437 has a working capital deficit of $2,539,385 and has incurred significant net loss and used cash for operating activities of $937,911 during the nine months ended September 30, 2004, all of which raise substantial doubt about its ability to continue as a going concern. The Company's large losses are attributed mainly to the issuance of common stock for services and professional fees.

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

Accounting Policies:
--------------------
There has been no change in "accounting" policies used by the Company during the nine months ended September 30, 2004. There were no stock options granted or exercised during the nine months ended September 30, 2004.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of September 30, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest of $161,558 amounted to an aggregate of $1,039,797. One half of this amount, or $519,898 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

(3)      Note Payable:
On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow of from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of September 30, 2004, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

(4)      Related Party Transactions:
During February 2004, the Company paid $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to a Contractor Agreement between Western Architectural Services and the Company to design and build a car for the Voyager project and conduct a feasibility study.

During the year ended December 31, 2003, the Company and its board of directors approved a bonus of $189,000 payable to Synthetic Systems, LLC, an entity wholly owned by its Chief Executive Officer. At September 30, 2004 accounts payable and accrued expenses, related party consists of the $100,000 unpaid bonus balance. During the nine months ended September 30, 2004, the Company paid consulting fees of $25,000 per month to Synthetic Systems, LLC. The Company also paid for furniture rental expenses of approximately $3,450 and office rent expenses of approximately $6,975 to Synthetic Systems for the three months ending September 30, 2004 and a total of $10,350 and $20,925 for the nine months ended September 30, 2004.

(4)      Litigation

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

(5)   Stockholders' Deficit

On March 5, 2004, Richard L. Hannigan, Sr. an officer and director converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

On March 31, 2004 , Gregg Giuffria, a former officer and director converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

Common Stock Issuances
----------------------

In December 2003, an investor entered into an agreement to purchase 1,346,154 additional shares of Common Stock for cash proceeds of $175,000. During the three months ended March 31, 2004, this investor had acquired 961,535 Common shares for total proceeds of $125,000 as follows:

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

On June 30, 2004 the company issued 150,000 shares of Common Stock to an individual for services rendered. These shares were valued at the fair market value of $0.52 per share for total consideration of $78,000.

In September 2004, $50,000 was received for 333,333 common shares. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

SUBSEQUENT EVENT
----------------

In October 2004, $150,000 was received for 1,000,000 common shares. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In October, 2004 the company issued 500,000 shares of Common Stock to an individual for services rendered. These shares were valued at the fair market value of $0.11 per share for total consideration of $55,000.


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

The initial management team at VEHI is anticipated to consist of Richard Hannigan, President, CEO and a Director, Tracy Jones, COO and a Director, Myong Hannigan, Secretary and Treasurer and Director, Michael Schaunessy, CFO, and Sig Rogich, Director of Public Relations & Communications. The Company was in negotiations to construct an observation wheel at the Rio All Suites Hotel and Casino in Las Vegas Nevada owned by Harrahs, Inc. however, neither party was able to come to an agreement.

Dallas Voyager Project
----------------------
The Company is operating through a signed non-binding Memorandum of Understanding with Bennett Realty Group pursuant to which Bennett Realty Group and Voyager are seeking to be joint venture partners to build an Observation Wheel in Dallas Texas (the "Dallas Voyager Project"). As of the period ending September 30, 2004, financing has not been secured for this project and no definitive agreements have been signed.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets (including deferred construction costs of approximately $18.3 million) and liabilities which are not readily apparent from other sources, primarily accruals for operating costs, and the classification of net operating loss and tax credit carryforwards.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

During the fiscal quarter ended September 30, 2004, there have been no changes in the Company's internal control over financial reporting or in other factors, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On June 30, 2004, the Company also issued 150,000 shares of restricted Common Stock, to an individual for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

In September 2004, the Company sold 333,333 shares of Common Stock for $50,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $50,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

SUBSEQUEBT EVENT
----------------
In October 2004, the Company sold 1,000,000 shares of Common Stock for $150,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $50,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In October, 2004, the Company also issued 500,000 shares of restricted Common Stock, to an individual for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.



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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of September 30, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $161,558 amounted to an aggregate of $1,039,797. One half of this amount, or $519,898, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS


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

99.2 Press Release Dated October 19, 2004 attached to 8-K filed on October 19, 2004

(b)  Reports on Form 8-K

     o On May 6, 2004, the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure
     o On June 3, 2004 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure
     o On October 19, 2004 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

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

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                       -----------------------------------------
                                                      (Registrant)

Dated November 22, 2004

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director