Form 10KSB
period 2004-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2005-04-18
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to _________

                        Commission file number: 00-333151
                                                ---------


                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                    -----------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Nevada                                           45-042009
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

4483 West Reno Avenue  Las Vegas, Nevada                     89118
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's Telephone Number, Including Area Code: (702) 221-8070
                                                --------------
Securities registered under Section 12(b) of the Act: None
                                                      ----
Securities registered under Section 12(g)
of the Act:                                 Common Stock, $.001 par value
                                            -----------------------------
                                                   (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $0.00
                                                              -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, a specified date within the past 60 days: As of March 31, 2005, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.32 was approximately $21,301,000.

     State the number of shares outstanding of each of the issuer's classes of equity, as of the last practicable date: 66,566,126 shares as of common stock, 500,000 shares of Preferred Series A stock and 4,000,000 shares of Preferred Series B stock as confirmed by the company's transfer agent on March 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2004

PART I                                                                     Page


Item     1.  Description of Business                                         2
Item     2.  Description of Property                                         6
Item     3.  Legal Proceedings                                               6
Item     4.  Submission of Matters to a Vote of Security Holders             7

PART II
Item     5.  Market for Common Equity and Related Stockholder Matters        7
Item     6.  Managements' Discussion and Analysis or Plan of Operation      10
Item     7   Consolidated Financial Statements                              18
Item     8   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                       19
Item     8A  Controls and Procedures                                        19
Item     8B  Other Information                                              19

PART III

Item     9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              20
Item     10  Executive Compensation                                         23
Item     11  Security Ownership of Certain Beneficial Owners and Management 24
Item     12  Certain Relationships and Related Transactions                 27
Item     13  Exhibits, Consolidated Financial Statement Schedules and
             Reports on Form 8-K                                            28
Item     14  Principal Accounting Fees and Services                         29

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

In this filing references to "Company," "we," "our," and/or "us," refers to Voyager Entertainment International, Inc.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

( a )       RECENT DEVELOPMENT

On March 17, 2005 the company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the
United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE up to $150 million.

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate and govern the newly formed company. Voyager and Allied will jointly own the newly formed company.

Using "best efforts" within 180 days and depending on current prevailing market Conditions, Allied will cause the newly formed company to offer its stock in a public offering that will cause the newly formed company's stock to be traded on an internationally recognized stock exchange.

As a result of the signing of the agreement Voyager will be responsible for the management of the construction of the project and will receive a premium above and beyond the cost of building the project. There will be a management agreement which allows Voyager to contract a third party management company to perform day-to-day operations. Voyager will also receive a percentage of gross revenues from operations.

(b)    GENERAL BUSINESS DEVELOPMENT

     Voyager Entertainment International, Inc., a Nevada corporation, formerly named Dakota Imaging, Inc., was originally incorporated in North Dakota on January 31, 1991. Effective February 8, 2002, the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A Convertible Preferred Stock in exchange for 100% of Ventures outstanding common stock. Pursuant to the terms of the merger, Ventures merged with DSC wherein DSC ceased to exist and Ventures became a wholly owned subsidiary of the Company.

     On November 15, 2002, we entered into a loan and security agreement with Mr. Dan Fugal, an unaffiliated individual, whereby Mr. Fugal was to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million.

     On February 15, 2003, we executed an amendment to the Loan and Security Agreement to amend the term date from February 15, 2003 to April 15, 2003. As of the year ending December 31, 2003 Mr. Fugal has loaned $605,000 to the Company. The loan and security agreement with Mr. Fugal has expired and requires the company to repay $605,000 to Mr. Fugal as well as a one time interest payment of $605,000. Any agreements or amendments for Mr. Fugal to provide additional funds have been canceled, and the Company is obligated to repay a total of $1,210,000.

     By written consent dated April 23, 2003, a majority of the Company's stockholders elected to reincorporate the Company in the State of Nevada, [pursuant to a reincorporation merger between the Company and its then wholly-owned subsidiary, Voyager Entertainment International, Inc. Nevada unknown if this was the name will find out from prior counsel, formed for the purpose of the reincorporation merger, and which constituent company survived the reincorporation merger]. The reincorporation became effective on June 23, 2003. In connection with the reincorporation, the Company increased its authorized Common Stock, $0.001 par value, from 100,000,000 shares to 200,000,000 shares and its authorized Preferred Stock, $0.001 par value, from 25,000,000 shares to 50,000,000 shares.

The consolidated financial statements included in this filing have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, incurred significant losses since inception of $10,342,732 and used cash for operations of $1,094,500 and $744,562 during the years ended December 31, 2004 and 2003 respectively. The Company also has a working capital deficit of $2,902,229 and a stockholders' deficit of $2,893,767 as of December 31, 2004. Additionally, a lender has the right to foreclose on the assets of the Company if the demand for repayment of $1.2 million is not made. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position. However, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.


(c)    OUR BUSINESS

         Our current business plan is to build multiple observation Ferris wheels ("Observation Wheels"). Currently proposed sites for the construction of Observations Wheels include Las Vegas, Nevada; UAE and Shanghai, China.

L.V. Voyager Project
--------------------

         For the past 6 years, through its subsidiaries, the Company has extensively planned and/or evaluated the available locations at both the North and South ends of the Las Vegas Strip as well as other off-strip locations in Las Vegas, Nevada for the construction of the L.V. Voyager Project.

         The L.V. Voyager Project is intended to be designed as a visual ICON and experience overlooking the "Las Vegas Strip". With 30 vehicles called Orbiters, the L.V. Voyager Project is intended to be a revolving Ferris wheel that will overlook the Las Vegas Strip as it revolves higher than a 60-story building at approximately 600 feet. One rotation in an Orbiter will last approximately 27 minutes. Each Orbiter will be controlled by an on-board Navigator, who will be part entertainer and part steward, and who will also be skilled in life-safety and security. Due to lack of adequate financing, the Company has not been able to successfully launch these projects.

ORGANIZATION AND OPERATION

         The L.V. Voyager Project will be owned by the Company, however, it will be designed, developed, built and operated by Voyager Entertainment Holdings, Inc., "VEHI"), a wholly owned subsidiary of the Company. VEHI will manage the project pursuant to a performance-based contract between the Company and VEHI [and an as-yet unidentified partner of the Company]. All covenants, restrictions and protocols will be detailed in the performance-based contract.

         As the management company, VEHI will be responsible for the design, development, construction, and operation of the L.V. Voyager Project, and will provide the following: concept development, project design, location assessment and acquisition, strategic alliances in both entertainment and gaming, business plans and budgets, financial oversight and management during both construction and operation, marketing plans, insurance procurement and risk management, senior operational management including development of policies and procedures, and overall strategic focus for the L.V. Voyager Project.

         The L.V. Voyager Project is fundamentally an entertainment attraction, and its operational and maintenance requirements are very similar to those found in the theme park industry. In addition, Las Vegas is a unique marketplace, and each visitor, when placed in the environment, is also unique. The ability to understand each visitor, and successfully attract customers to the L.V. Voyager Project will come as a result of clearly understanding the marketing strategies of the gaming industry. VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry.

         The initial management team at VEHI is anticipated to consist of Richard Hannigan, President, CEO and a Director, Tracy Jones, COO and a Director, Myong Hannigan, Secretary and Treasurer, Michael Schaunessy, CFO, and Sig Rogich, Director of Public Relations & Communications.

Star of Shanghai Voyager Project
--------------------------------

         The western bank (Puxi) of the Huangpu River, the Bund, is the anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project"). The Star of Shanghai Voyager Project is to be designed as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing. The Company does not currently have any agreements for a proposed site and has not secured financing for the planned project.

         The Company will require substantial additional funds to fulfill its business plan and successfully develop its three Observation Wheel projects. The Company intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its intellectual property or service fees. As of the date of this filing the Company has not received a firm commitment for financing of any of the projects. The company continues to receive and evaluate opportunities throughout Asia as well as Shanghai, China.

United Arab Emirates (UAE)
--------------------------

On March 17, 2005 the company issued a press release announcing the signing of a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE up to $150 million.

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate and govern the newly formed company. Voyager and Allied will jointly own the newly formed company.

Using "best efforts" within 180 days and depending on current prevailing market Conditions, Allied will cause the newly formed company to offer stock from the company in a public offering that will cause the new company's stock to be traded on an internationally recognized stock exchange.

As a result of the signing of the agreement Voyager will be responsible for the management of the construction of the project and will receive a premium above and beyond the cost of building the project. There will be a management agreement which allows Voyager to contract a third party management company to perform day-to-day operations. Voyager will also receive a percentage of gross revenues from operations.

Currently the determination is being made as to the exact location where the Voyager Project is going to be located in UAE.

Other "Observation Wheels"
--------------------------

         Currently, the Company is primarily focusing on the L.V. Voyager Project and the UAE Project. However, the Company has plans to build additional Observation Wheels in other various locations in addition to Las Vegas, UAE and Shanghai.

Market Overview

         Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and that we will thus be forced to rely on additional debt and/or equity financing. Management believes that it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors or vendors, whereby we will receive marketing and sales benefits from the professional staff of such distributors or vendors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital may in turn cause the Company to become insolvent.

Competition

       We compete with numerous other hospitality and entertainment companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected. Other competitors could announce and build an observation wheel who are better financed. If this occurs it would make it very difficult for the company to have a successful project within the same city.

There have been other companies that have announced possible development of a large Observation Wheel.

There have been several other companies that have announced to the public plans to build an observation wheel in Las Vegas. If any of these companies are successful it would diminish the possibility of the company obtaining financing or a acquiring a proper location.

We have a limited operating history, which could make it difficult to evaluate our business.

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

We may be unable to obtain the appropriate funding to run our company.

We do not presently have sufficient financial resources and have no assurance that sufficient funding will be available to us to build our project. There can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of constructing an Observation Wheel.

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through December 31, 2004, we incurred operating expenses of $9,084,324 and interest expense of $1,258,407 against no revenues, which resulted in accumulated losses of $10,342,731.

Employees

         As of December 31, 2004, we only had unpaid Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director, and Myong Hannigan Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

         Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hannigan, Mr. Jones or our inability to attract and retain other qualified employees could have material adverse effect on us.

Currently there are no patents, trademarks or copyrights filed on behalf of the company protecting the current design of the Observation Wheel. We currently do not have a site for the Observation Wheel. However, when a proper site is obtained the Company will be required to obtain proper permitting and government approvals unless that site currently approved for the construction of an Observation Wheel. There can be no guarantees that the Company will be successful in securing a suitable site or the appropriate approvals needed.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently lease 2,100 square feet of office space in Las Vegas, Nevada from Synthetic Systems, LLC, of which our President is the owner. We lease the office space at cost with no mark up for $2,325 per month on a month-to-month basis. We believe that the property leased from Synthetic Systems, LLC., is in reasonably good condition and is suitable for our current and anticipated needs for the near future.

ITEM 3.  LEGAL PROCEEDINGS


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) MARKET INFORMATION

         Our Common Stock is traded in the over-the-counter securities market through the National Association of Securities Dealers Automated Quotation Bulletin Board System, under the symbol "VEII". The following table sets forth the quarterly high bid, low bid and close as well as the high ask, low ask and close prices for our Common Stock during our last two fiscal years, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                       2004                                           2003
--------------------------------------------------------------------------------------------------------------
                 Low     High             Low    High             Low     High            Low     High
                 Bid     Bid     Close    Ask    Ask     Close    Bid     Bid    Close    Ask     Ask    Close
--------------------------------------------------------------------------------------------------------------
1st  Quarter    $0.105   $0.27   $0.19   $0.11   $0.33   $0.23   $0.14   $1.21   $0.68   $0.16   $1.22   $0.71
--------------------------------------------------------------------------------------------------------------
2nd Quarter     $0.16    $0.51   $0.20   $0.19   $0.53   $0.23   $0.07   $0.26   $0.14   $0.09   $0.29   $0.16
--------------------------------------------------------------------------------------------------------------
3rd  Quarter    $0.40    $0.75   $0.31   $0.23   $0.78   $0.36   $0.07   $0.31   $0.07   $0.09   $0.32   $0.09
--------------------------------------------------------------------------------------------------------------
4th  Quarter    $0.41    $0.96   $0.46   $0.46   $1.01   $0.51   $0.15   $0.29   $0.15   $0.18   $0.33   $0.20
--------------------------------------------------------------------------------------------------------------

(b) HOLDERS OF COMMON STOCK

         As of December 31, 2004, we had approximately 75 stockholders of record (not including shares held by brokers or in street name), of the 65,566,126 shares of Common Stock outstanding. The closing bid stock price on March 31, 2004 was $0.36.

(c) DIVIDENDS

         We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant by the Board.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In the year ended December 31, 2004 we issued and sold the following unregistered securities:

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

In February 2004, the Company also issued 575,000 shares of restricted Common Stock to four individuals for consulting services valued at the fair market value of $438,750. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

In February 2004, the Company also issued 150,000 shares of restricted Common Stock, that was approved in February 2004, to two individuals for consulting services. The consulting services were valued at the fair market value of $120,000. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

On March, 2004, the Company sold 384,614 shares of Common Stock for $50,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The purchaser was an "accredited" investor within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $50,000. The purchaser represented that he was acquiring the Common Stock for investment purposes only and not with a view to distribute. The purchaser further represented that he (a) had such knowledge and experience in financial and business matters and was capable of evaluating the merits and risks of the investment, (b) is able to bear the complete loss of the investment, (c) has had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualifies as an "accredited investor" as such term is defined in Rule 501(a) of Regulation D. This sale of securities was part of the agreement dated December 3, 2003 to purchase a total of 1,538,461 shares of Common Stock at a price of $0.13 per share for $200,000.

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

On June 17, 2004 the Company entered in to negotiations to purchase a parcel of property located in Las Vegas, Nevada. As a result the Company issued 500,000 shares of Common Stock to the owner of the parcel of property. The shares will remain outstanding regardless of whether or not the Company completes the transaction. The shares were valued at the fair market value of $245,000.

On June 30, 2004, the Company also issued 150,000 shares of restricted Common Stock, to an individual for consulting services valued at the fair market value of $78,000. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

In September 2004, the Company sold 333,333 shares of Common Stock for $50,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $50,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In October 2004, the Company sold 1,000,000 shares of Common Stock for $150,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $100,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In October, 2004, the Company also issued 500,000 shares of restricted Common Stock, to an individual for consulting services valued at the fair market value of $55,000. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision.

SUBSEQUENT EVENTS
------------------


In February, 2005, the Company also issued 500,000 shares of restricted Common Stock, for consulting services performed during the first quarter and to be performed throughout the second quarter. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $0.15 per share for total consideration of $75,000.

In February 2005, the Company sold 500,000 shares of Common Stock for $100,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $100,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In March, 2005, the Company also issued 500,000 shares of restricted Common Stock, for consulting services performed during the first quarter and to be performed throughout the second quarter. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $160,000.

In March 2005, the Company sold 375,000 shares of Common Stock for $75,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $75,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

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

Overview

         Voyager Entertainment International, Inc., formerly named Dakota Imaging, Inc., was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002 the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada Corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures outstanding common stock. Pursuant to the terms of the merger, DSC merged with and into Ventures and ceased to exist, and Ventures became a wholly owned subsidiary of the Company.

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

Section 15(g) of the Exchange Act
---------------------------------

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

The Company's common stock may be subject to the foregoing rules. The application of the penny stock rules may affect our stockholder's ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

Plan of Operation

         During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual production will not commence until we have sufficient capital for production and marketing. Currently, our monthly cash need is approximately $85,000 per month. As of the year ending December 31, 2004 the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

We are not the traditional company that has the standard research and development expenses. As a result, most of our research and development expenses consist of presentation materials and architectural designs. Upon funding of the project the initial expense will be engineering and architectural.

Our primary costs consist mainly of professional and consulting, legal and accounting fees along with those fees paid to related parties, rent expenses and printing expenses. As the project is being developed we are incurring additional architectural and travel related fees. The company expects that travel expenses will increase throughout 2005 as a result of the agreement signed to develop a observation wheel in the United Arab Emirates. If this project is successful there will be a significant increase in expenses for all aspects of the construction process to include an additional office set up and continual travel.

         We plan to focus primarily on the development of the Observation Wheel in Las Vegas and the UAE over the next 12 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and other foreign countries.

         Other than presentation materials, if a suitable site is acquired and selected the primary focus will be on completing engineering and starting the construction of an Observation Wheel.

         We will face considerable risk in each of our business plan steps, such as difficulty of hiring competent personnel within our budget and a shortfall of funding due to our inability to raise capital in the equity securities market. If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank. As stated above, our current cash reserves are not sufficient to fund operations for the next twelve months.

         We have no operating history, no significant current operations, minimum cash on hand, and no profit. Because of these factors, our auditors have issued an audit opinion for us which includes a statement describing doubts about our going ability to continue as a going concern status. This means there is substantial doubt about our ability to continue as a going concern. While we believe we have made good faith estimates of our ability to secure additional capital in the future to reach our goals, there is no guarantee that we will receive sufficient funding to implement any future business plan steps. In the event that we do not receive additional financing, we will not be able to continue our operations.

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

Results of Operations

Years Ended December 31, 2004 and December 31, 2003

                                         For the year ended For the year ended
                                          December 31, 2004 December 31, 2003
                                          -----------------    -----------------

Net revenue                                  $        --         $        --

Operating expenses:
  Professional and consulting fees             2,211,423           3,967,918
  Rent expense                                    27,900              28,045
  Settlement expense, excluding interest              --             650,000
  Project costs                                    3,463              13,354
  Other operating expenses                       144,011             155,043
                                             -----------         -----------
                                               2,386,798           4,814,360
                                             -----------         -----------
Loss from operations                          (2,386,798)         (4,814,360)
Interest expense                                  69,088           1,129,535
                                             -----------         -----------
Loss before income taxes                      (2,455,885)         (5,943,895)
Income taxes                                          --                  --
                                             -----------         -----------
Net loss                                     $(2,455,885)        $(5,943,895)
                                             -----------         -----------

         Revenues. We did not have any revenues for the fiscal year ending December 31, 2004 and 2003. There was no change in revenues from the year ending 2004 versus 2003 because we are still in a development stage and revenues will not be generated until operations of an Observation Wheel begin.

         Project Costs for the year ended December 31, 2004 were $3,463, which is $9,891 less than the $13,354, of project costs incurred in the year ended December 31, 2003. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. The reduction in project costs can be attributed to purchasing less materials and items associated with preparation of project and presentation books. Our project costs continue to increase primarily due to the type of paper used and the ability to purchase the paper in bulk. Our total project costs since inception are $80,587.

         Operating Expenses. We had operating expenses of $2,386,798 for the year ended December 31, 2004 verses operating expenses of $4,814,360 for the year ended December 31, 2003 which primarily consisted of office rental expenses, legal and accounting fees and professional expenses. There was a decrease in our operating expenses for the year ending December 31, 2004 of $2,427,562. The significant decrease in operating expenses for the year ending December 31, 2004 was primarily due to the fact that the company utilized fewer consultants throughout 2004, and was not required to issue its common stock for services. We did not incur any settlement expenses in 2004. If the company receives funding for either the Las Vegas Project or the UAE Project we expect these fees to increase substantially including support for employees that will be required.

         Net Losses from Operations. As a result of the decreases, primarily in professional and consulting fees where our common stock was issued for services, net loss from operations for the period ended December 31, 2004 was $2,455,885, and was a decrease of $1,928,905 compared to the net loss from operations of $4,814,361 for the year ended December 31, 2004.

         Interest Expense. Our interest expense for the year ending December 31, 2004 was $69,088 verses $1,129,535. The decrease in interest expense for 2004 was primarily due to the fact that the company had previously accounted for the one time interest expense of $605,000 owed to a lender. The decrease in interest expense was also due to an interest expense of $312,000 for the issuance of 2,600,000 shares of our common stock that were issued in relation to financing costs and amortization of debt issue costs arising from a 2002 financing arrangement.

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

         As of December 31, 2004, we had current assets of $24,438, which consisted primarily of cash on hand and current liabilities of $2,918,204, resulting in working capital deficit of $2,893,767 versus current assets of $489,104, current liabilities of $2,498,895 and a working capital deficit of $2,009,791 respectively for the year ending December 31, 2003. The decrease in cash was attributable to the Company not conducting as many private placement transactions throughout 2004.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements and does not participate in non-exchange traded contracts requiring fair value accounting treatment.


NOTE PAYABLE

         On November 15, 2002, we entered into a loan and security agreement with Mr. Dan Fugal, an unaffiliated individual, whereby Mr. Fugal was to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million.

         On February 15, 2003, we executed an amendment to the Loan and Security Agreement to amend the term date from February 15, 2003 to April 15, 2003. As of the year ending December 31, 2003 Mr. Fugal has loaned $605,000 to the Company. The loan and security agreement with Mr. Fugal has expired and requires the company to repay $605,000 to Mr. Fugal as well as a one time interest payment of

$605,000. Any agreements or amendments for Mr. Fugal to provide additional funds have been canceled, and the Company is obligated to repay a total of $1,210,000. As a requirement of the Agreement the Company is obligated to repay Mr. Fugal when an adequate amount of funding is received. At this time unless funding is received it is likely that the Company will be unable to repay the debt. As collateral for the Loan and Securtiy Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which would give Mr. Fugal the right to institute foreclosure proceedings toward the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of this date Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

SUBSEQUENT EVENTS

United Arab Emirates (UAE) (unaudited)
--------------------------------------

On March 17, 2005 the company issued a press release announcing the signing of a definitive joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE up to $150 million.

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate and govern the newly formed company. Voyager and Allied will jointly own the newly formed company.

Using "best efforts" within 180 days and depending on current prevailing market Conditions, Allied will cause the newly formed company to offer stock from the company in a public offering that will cause the company's stock to be traded on an internationally recognized stock exchange.

As a result of the signing of the agreement Voyager will be responsible for the management of the construction of the project and will receive a premium above and beyond the cost of building the project. There will be a management agreement which allows Voyager to contract a third party management company to perform day-to-day operations. Voyager will also receive a percentage of gross revenues from operations.

         Risks that could cause actual performance to differ from expected performance are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

We must comply with penny stock regulations which could effect the liquidity and price of our stock.

            The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:
Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's; and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.


We may in the future issue additional shares of our common stock which would reduce investors percentage ownership and may dilute our share value.

            Our articles of incorporation authorize the issuance of 200,000,000 shares of common stock. As of March 31, 2005 we have 66,566,126 shares of our common stock issued and outstanding. We are also authorized to issue 50,000,000 shares of our Preferred Stock par value $.001 of which there are 500,000 shares of Series A, with no face value, convertible to Common Stock at 10 to 1 and 4,000,000 shares of Preferred B Stock face value of $.10 convertible to Common Stock at 2 to 1. The future issuance of all or part of our remaining authorized Common Stock, Preferred Stock or any combination of either, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are a development stage company, recently reorganized and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

         As a result of our reorganization in 2002, we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. Although we have a project to market [please confirm], there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our project, the level of our competition and our ability to attract and maintain key management and employees.

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

Operating in Foreign Countries

         Currently we have a signed definitive agreement to build a Voyager Project in the UAE. Operating in a foreign country provides additional risks such as, permitting and licensing can be more difficult to obtain, obtaining personnel for the daily operations could present significant challenges, if the local government were to become unstable our results could be severely affected.

Acts of Terrorism

         Because the Voyager Project will depend upon tourism, if there is a terrorist attack in the city or country where the project will be located, the anticipated results could be dramatically affected.

Personnel

         As of December 31, 2004, we had three Officers and Directors. The Company pays approximately $25,000 a month in consulting fees to Synthetic Systems LLC, an entity wholly owned by Richard Hannigan. We are dependent upon Richard Hannigan, President, CEO and Director and Tracy Jones, COO and Director and Myong Hannigan Secretary and Treasurer. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Going Concern

The consolidated financial statements included in this filing have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, incurred significant losses since inception of $10,342,732 and used cash for operations of $1,094,500 and $744,562 during the years ended December 31, 2004 and 2003, respectively. The Company also has a working capital deficit of $2,902,229 and a stockholders' deficit of $2,893,767 as of December 31, 2004. Additionally, a lender has the right to foreclose on the assets of the Company if the demand for repayment of $1.2 million is not made. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position. However, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.  FINANCIAL STATEMENTS

1. Financial Statements:

      A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      1. Report to Independent Registered Public Accounting Firm       F-1

      2. Consolidated Financial Statements:

         Consolidated Balance Sheet                                    F-2

         Consolidated Statements of Operations                         F-3

         Consolidated Statement of Stockholders' Deficit               F-4

         Consolidated Statements of Cash Flows                         F-5

         Notes to Consolidated Financial Statements                 F-6 - F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Voyager Entertainment International, Inc. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Voyager Entertainment International, Inc. (a Development Stage Company) and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on March 1, 1997 to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voyager Entertainment International, Inc. as of December 31, 2004, and the results of their consolidated operations and cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of revenue, has a working capital deficit of $2,902,229, has debt of $1.2 million which can be called at any time, has an accumulated deficit of $10,342,732, incurred significant net losses of $2,455,885 and $5,943,895 and has used cash for operating activities of $1,094,500 and $744,562 in 2004 and 2003, respectively, all of which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS


Santa Monica, California
April 8, 2005

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2004

                                                ASSETS
Current asset:
  Cash and cash equivalents                                                         $     15,975

 Property and equipment, net of
  accumulated depreciation                                                                 8,463
                                                                                    ------------

          Total assets                                                              $     24,438
                                                                                    ============


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $    155,940
  Accrued expenses - related party                                       495,000
  Loans and settlement payable including accrued
    interest of $179,025                                               1,057,264
  Note payable and accrued interest of $605,000                        1,210,000
                                                                    ------------

          Total current liabilities                                                 $  2,918,204


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                   500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 4,000,000 shares outstanding                               4,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 64,691,126 shares issued and outstanding
    Issued and outstanding                                                64,690
  Additional paid-in capital                                          25,683,910
  Deferred construction cost                                         (18,304,135)
  Deficit accumulated during development stage                       (10,342,732)
                                                                    ------------

          Total stockholders' deficit                                                 (2,893,767)
                                                                                    ------------

          Total liabilities and stockholders' deficit                               $     24,437
                                                                                    ============

The accompanying notes form an integral part of these consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             For the period
                                                                                            since inception on
                                                               Year Ended                    March 1, 1997 to
                                                 December 31, 2004     December 31, 2003     December 31, 2004
                                                 -----------------     -----------------     -----------------
Net revenue                                        $         --          $         --          $         --

Operating expenses:
  Professional and consulting fees (including
  $660,000 to related parties in 2004)                2,211,423             3,967,918             7,811,885
  Project costs                                           3,463                13,354                80,587
  Rent expense                                           27,900                28,045                88,710
  Settlement expense                                         --               650,000               650,000
  Other operating expenses                              144,011               155,043               453,142
                                                   ------------          ------------          ------------
                                                      2,386,797             4,814,360             9,084,324
                                                   ------------          ------------          ------------

Interest expense                                         69,088             1,129,535             1,258,408
                                                   ------------          ------------          ------------

Loss from operations before income taxes             (2,455,885)           (5,943,895)          (10,342,731)
                                                   ------------          ------------          ------------

Income taxes                                                 --                    --                    --

Net loss                                           $ (2,455,885)         $ (5,943,895)         $(10,342,731)
                                                   ============          ============          ============

Preferred stock dividends                                    --              (130,000)             (130,000)
                                                   ------------          ------------          ------------

Net loss attributed to common stockholders           (2,455,885)           (6,073,895)          (10,472,731)
                                                   ============          ============          ============

Net loss per share - basic and diluted             $      (0.04)         $      (0.15)
                                                   ============          ============

Weighted average common stock
  shares outstanding - basic and diluted             60,983,000            40,792,000
                                                   ============          ============

The accompanying notes form an integral part of these consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

      FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO DECEMBER 31, 2004



                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600

Issuance of preferred stock for cash -
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash -
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --        130,000      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --      2,500,000        2,500             --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======



 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690
                                            =========      =======      =========     ========     ==========     =======

                                                                                    Deficit
                                                                                  accumulated
                                                                 Deferred         during the           Total
                                              Additional       construction       development      stockholders'
                                            paid-in capital       costs              stage            deficit
                                            ---------------       -----              -----            -------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --      $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --          (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2001                       20,000                --          (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --        (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --          (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --          848,990

Net loss for the year ended 12/31/03                   --                --        (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)     $ (7,886,847)     $(1,999,632)
                                             ============      ============      ============      ===========



 Issuance of common stock for cash
  January 2004                                     24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --           55,000

Net loss for the year ended
  December 31, 2004                                    --                --        (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)     $(10,342,732)     $(2,893,767)
                                             ============      ============      ============      ===========

The accompanying notes form an integral part of these consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           For the period
                                                                                                          since inception on
                                                                     Year Ended        Year Ended          March 1, 1997 to
                                                                 December 31, 2004  December 31, 2003      December 31, 2004
                                                                 -----------------  -----------------      -----------------
Cash flows provided by (used for) operating activities:
    Net loss                                                        $(2,455,885)        $(5,943,895)        $(10,342,731)
                                                                    -----------         -----------         ------------

    Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation                                                    5,327               3,403                9,408
          Issuance of common stock for services                         936,750           3,298,990            4,728,815
          Interest expense from the issuance of common stock                 --             425,150              475,150


    Changes in assets and liabilities:
    (Increase) decrease in assets:
      Other current assets                                                   --               4,268                   --


      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                         103,308             638,522              939,967
      Accrued payable - related parties                                 316,000             179,000              495,000
          Accrued settlement obligation                                      --             650,000              650,000
                                                                    -----------         -----------         ------------

           Net cash used for operating activities                    (1,094,500)           (744,562)          (3,044,391)
                                                                    -----------         -----------         ------------

Cash flows used for investing activities -
          payments to acquire property and equipment                     (3,630)             (8,520)             (17,870)

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                              --             105,000              833,239
    Proceeds from sale of preferred stock                                    --             150,000              150,000
    Proceeds from issuance of common stock                              625,000             875,000            2,095,000
                                                                    -----------         -----------         ------------

           Net cash provided by financing activities                    625,000           1,130,000            3,078,239
                                                                    -----------         -----------         ------------

Net increase (decrease) in cash                                        (473,130)            376,918               15,978
Cash, beginning of year                                                 489,104             112,186                   --
                                                                    -----------         -----------         ------------

Cash, end of year                                                   $    15,974         $   489,104         $     15,978
                                                                    ===========         ===========         ============

Cash paid during the period for:
    Interest expense                                                $        --         $        --         $         --
                                                                    ===========         ===========         ============
    Income taxes                                                    $        --         $        --         $         --
                                                                    ===========         ===========         ============

Non cash financing activity:
    Common stock issued for services                                $   936,750         $ 3,298,990         $  4,673,815
                                                                    ===========         ===========         ============
    Common stock issued for financing costs and services            $        --         $   425,150         $    588,300
                                                                    ===========         ===========         ============
    Common stock issued for Architectural Agreement                 $        --         $        --         $ 18,304,135
                                                                    ===========         ===========         ============
    Conversion of preferred stock to common stock                   $        --         $        --         $      6,600
                                                                    ===========         ===========         ============

The accompanying notes form an integral part of these consolidated financial statements.

(1)      Summary of Significant Accounting Policies:

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of revenue, has a working capital deficit of $2,902,229 has debt of $1.2 million which can be called at any time, has an accumulated deficit of $10,342,732 incurred significant net losses of $2,455,885 and $5,943,895 and has used cash for operating activities of $1,094,500 and $744,562 in 2004 and 2003, respectively all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the Las Vegas Project as well as other projects, continually seek funding opportunities. Management also intends to raise additional capital through the sale of it's stock to private individuals that have prior relationships with the company and has been successful in providing enough capital in the past for minimal operations in the past. However, there can be no guarantees that management will continue to be successful in the future.. The company is currently indebted to two creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company causing the Company to be insolvent.

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

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2004 and 2003, the Company has no items that represent other comprehensive income and, accordingly, has not included a Statement of Comprehensive Income in the financial statements.

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

Stock option awards are valued using the Black-Scholes option-pricing model. The Company did not issue any Stock option rewards during the years ended December 31, 2004 and 2003.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2004 and 2003 was $5,919 and $6,061, respectively.

Segment Information:

The Company's management believes it operates in a single business segment; all operations for the year ended December 31, 2004 and 2003 are domestic.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.

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

Recent Accounting Pronouncements:

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1, and does not believe the impact will be significant to the Company's overall results of operations or financial position, as the company does not engage in these sorts of transactions.


In November 2004, the FASB issued SFAS No. 151 "Inventory
Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position, as the company does not engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position, as the company does engage in these sorts of transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Small business public entities will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

(2)      Property and equipment:

       The cost of property and equipment at December 31, 2004 consisted of the following:

                  Computer equipment                         $ 17,258
                  Less accumulated depreciation                (8,795)
                                                             --------

                                                                        $  8,463
                                                             ========

       Depreciation expense for the years ended December 31, 2004 and 2003 was $5,327 and $3,403, respectively.

(3)    Loan Payable:

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of December 31, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest of $179,025 amounted to an aggregate of $1,057,264. One half of this amount, or $528,632 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability.

(4)      Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow of from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of September 30, 2004, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Annual Report on Form 10-KSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

(5)       Related Party Transactions:

During February 2004, the Company paid $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to a Contractor Agreement between Western Architectural Services and the Company to design and build a car for the Voyager project and conduct a feasibility study.

During the year ended December 31, 2004, the Company and its board of directors approved a bonus of $370,000 payable to Synthetic Systems, LLC, an entity jointly owned by its Chief Executive Officer and Secretary. At December 31, 2004 accrued expenses, related party consists of the $495,000 unpaid bonus balance, which includes $125,000 from the year ended December 31, 2003.

During the year ended December 31 2004, the Company paid consulting fees of approximately $25,000 per month to Synthetic Systems, LLC. For a total of $290,000. Synthetic Systems is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. The company also paid to Synthetic Systems LLC., furniture rental expenses for the year ending December 31, 2004 of approximately $18,000 and office rent expenses of approximately $28,000.

(6)     Litigation

On May 3, 2004, the Company filed a complaint in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner, who are significant stockholders of the Company, alleging that Mr. and Mrs. Tyner are liable to the Company pursuant to Section 16(b) of the Securities Exchange Act of 1934 for short-swing profits realized by Mr. and Mrs. Tyner in connection with their sales and purchases of the Company's Common

Stock between December 3, 2003 and February 4, 2004. While the complaint was filed in this matter, Mr. And Mrs. Tyner were not served.

In June 2004 the Company withdrew the complaint filed on May 3, 2004 in the U.S. District Court for the District of Nevada (Case No. CV-S-04-0558) against Donald and Nancy Tyner.

(7)       Stockholders' Deficit


Convertible Preferred Stock - Series A
--------------------------------------------------------------------------------

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

Common Stock Issuances
--------------------------------------------------------------------------------

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

The Company issued 2,812,500 shares of restricted common stock to Western Architectural in consideration for Western Architecture's contract sum of $18,304,135 classified as deferred financing costs, to be expensed as earned. As of December 31, 2003, no amounts have been earned by WAL and accordingly, no amounts have been expensed. Although he is now a related party, at the time of this transaction, this principal of WAL was not a related party.

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

On November 19, 2002, the Company entered into a line of credit financing in the amount of $1,000,000 $1,000,000 in exchange for 650,000 shares of common stock. The fair market value of the trading common stock on the date of issuance totaled $163,150.

On December 9, 2002, the Company entered into a consulting agreement in exchange for 325,000 shares of common stock. The fair market value of the trading common stock on the date of issuance totaled $75,075.

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

In September 2003, the Company also issued 625,000 shares of restricted common stock to two individuals for consulting services rendered. These shares were valued at the trading fair market value of $0.16 per share or total compensation cost of $100,000.

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

In October 2004, $150,000 was received for 1,000,000 common shares. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In October, 2004 the company issued 500,000 shares of Common Stock to an individual for services rendered. These shares were valued at the fair market value of $0.11 per share for total consideration of $55,000.

Stock Option Plan
-----------------

The Company's stockholders approved the 2002 Stock Option Plan on April 2, 2002 at the Company's annual meeting. The plan authorizes the Company to issue 5,000,000 shares of common stock for issuance upon exercise of options.

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

 In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2004, no options have been issued under this plan.

(8)       Commitments and Contingencies:

         During January 2002, the Company entered into a month-to- month office lease totaling $2,350 per month with a related party.

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

 (9)      Income Taxes:

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:

                                                   2004             2003

         Federal income tax rate                   35.0%            35.0%
         Accrued expenses and stock based         (17.0)            (7.0)
         Effect of net operating loss             (18.0)%          (28.0)%
                                                  -----            -----
         Effective income tax rate                  0.0%             0.0%
                                                  -----            -----

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 are as follows:

         Loss carry forwards                           $ 2,530,000
         Accrued expenses                                  700,000
         Stock based compensation                          320,000
         Less valuation allowance                       (3,550,000)
                                                       -----------
                                                       $        --
                                                       -----------

At December 31, 2004, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the years ended December 31, 2004 and 2003 were an increase of approximately $850,000 and $2,100,000, respectively. Net operating loss carry forwards start to expire in 2021.

(10)     SUBSEQUENT EVENTS
         -----------------

In February 2005, $100,000 was received for 500,000 common shares at $0.20 per share.

In January, 2005 the company issued 500,000 shares of Common Stock for consulting services being rendered in the first and second quarters of 2005. These shares were valued at the fair value of $0.15 per share for total compensation of $75,000.

In March 2005, $75,000 was received for 375,000 common shares at $0.20 per share.

In March, 2005 the company issued 500,000 shares of Common Stock for consulting services being rendered in the first and second quarters of 2005. These shares were valued at the fair value of $0.32 per share for total compensation of $160,000.

(11)     SUBSEQUENT EVENTS (unaudited)
         -----------------------------

On March 17, 2005 the company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE up to $150 million.

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate and govern the newly formed company. Voyager and Allied will jointly own the newly formed company.

Using "best efforts" within 180 days and depending on current prevailing market Conditions, Allied will cause the newly formed company to offer stock in a public offering that will cause the new company's stock to be traded on an internationally recognized stock exchange.

As a result of the signing of the agreement Voyager will be responsible for the management of the construction of the project and will receive a premium above and beyond the cost of building the project. There will be a management agreement which allows Voyager to contract a third party management company to perform day-to-day operations. Voyager will also receive a percentage of gross revenues from operations.

As a result of the agreement the Company is still determining the exact location where the Voyager Project will be located in the UAE.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We do realize that we are a small company and as a small company with only the officers and directors participating in the day to day management, with the ability to override controls, each officer and director has multiple positions and responsibilities that would normally be distributed among several employees in larger organizations with adequate segregation of duties to ensure the appropriate checks and balances.

EVALUATION OF DISCLOSURE, CONTROLS AND PROCEDURES
-------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
-----------------------------------------------------

There were no significant changes to our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of our accountant's evaluation.

ITEM 8B. OTHER INFORMATION

On October 19, 2004 the Company announced that it was postponing until the year ending 2004 implementing the corporate governance measures noted in the press release dated June 2, 2004. The Company has identified two individuals to act as independent directors and will present them to the shareholders for election as soon as practicable. It will also allow the Company to establish the audit committee and compensation committee. Additionally, the Company, during the second quarter, is going to implement a code of business conduct and ethics.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

------------------------------------------------------------------------
Name                      Age                Positions and Offices held
------------------------------------------------------------------------
Richard Hannigan          55                   President, CEO and
                                               Director
------------------------------------------------------------------------
Tracy Jones               52                   Chief Operating
                                               Officer and Director
------------------------------------------------------------------------
Myong Hannigan            56                   Secretary, Treasurer and
                                               Director
------------------------------------------------------------------------

Duties, Responsibilities and Experience

         Richard L. Hannigan, Sr., has been the Company's President and Chief Executive Officer and a Director since February 8, 2002. Mr. Hannigan also serves as the President, Chief Executive Officer and a Director of Voyager Entertainment Holdings, Inc., our wholly-owned subsidiary ("VEHI"). Mr. Hannigan has been President of a design and construction company, Synthetic Systems, Inc., since 1991. This company specializes in custom designs for interior and exterior casino construction. Under Mr. Hannigan's control, Synthetic Systems, Inc. has been involved in several casino projects in Las Vegas, including the Luxor Hotel Casino, its interior themed areas and exterior main entry Sphinx. Prior to forming Synthetic Systems, Inc., Mr. Hannigan owned and operated two consulting and construction companies from 1983-1991. These companies, Architectural Services, Inc. and Architectural Systems, Inc., respectively, have been responsible for construction projects located in Las Vegas, Palm Springs, Los Angeles and Salt Lake City. Mr. Hannigan has also consulted for exterior glazing and exotic fenestrations on commercial as well as casino companies in Las Vegas.

         Tracy Jones, has been the Company's Chief Operating Officer and became a Board member, on May 26, 2003. Mr. Jones also serves as the Chief Operating Officer of VEHI, our wholly-owned subsidiary. Mr. Jones formed Western Architectural Services, LLC ("Western") in 1982, as an architectural design and fabrication company. Over the past 20 years Mr. Jones has been instrumental in the development of "themed" environments for the Hotel/Casino, Restaurant, and Theme Park industry. At Western, Mr. Jones [has revolutionized] the use of digitized computer enhancement for the replication of historical features.

         Mr. Jones created methods that reduced the time to produce large-scale projects such as the Statue of Liberty at the New York - New York Hotel and Casino in Las Vegas. Previously, this project would have taken almost 1-1/2 years to recreate. However, with methods developed at Western, this project was fabricated in just over 6 months.

         Mr. Jones has a history of producing the most difficult projects on time, and on budget. With his new position at the Company, Mr. Jones can take this same approach to developing the Observation Wheels. Through many years of difficult construction projects and budgetary restraints, Mr. Jones has developed creative and effective means of manufacturing and construction that will revolutionize] this industry.

         Mr. Jones will bring his expertise of manufacturing to this world class project. Mr. Jones will focus on product development, quality control, safety, state and federal regulations, freight issues, and on-time production and overall construction review.

         Myong Hannigan has served as Secretary of the Company, and a Board member, since April 4, 2004. Ms. Hannigan also serves as the Secretary and Treasurer of VEHI, our wholly-owned subsidiary. Ms. Hannigan attended college at Seoul University in Seoul, South Korea for general studies and business management. Ms. Hannigan has been a managing partner of a design and construction company, Synthetic Systems, Inc., since 1991. This company specializes in custom design for interior and exterior casino construction. Prior to Synthetic Systems, Inc., Ms. Hannigan was a managing partner for Architectural Services, Inc. and Architectural Systems, Inc., from 1983-1991. This company specialized in design and installation of custom glass and glazing systems. Prior to Architectural Services, Inc. and Architectural Systems, Ms. Hannigan owned and managed Antiqua Stain Glass Company in Honolulu, Hawaii from 1979-1981, which was relocated from Bloomington, Illinois (1976-1979). This company specialized in design, manufacturing, installation and retail/wholesale products. Ms. Hannigan is the wife of Richard Hannigan, President, Chief Executive Officer and Director of the Company.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         The Board of Directors does not have a separate Audit Committee; rather the Board as a whole performs all functions of an Audit Committee. The Board the Board currently does not have an "audit committee financial expert" as defined by the Securities and Exchange Commission Regulation S-B, Item 401(c)(2). The Board believes that, given the developmental stage of the Company, the Company is not currently in a position to attract the services of a Board member who does qualify as a financial expert. However, the Board will continue its search for an individual who would qualify as a financial expert.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION

         The Board of Directors does not have a Compensation Committee. Richard Hannigan, President, oversaw the compensation of our executive officers.

BOARD OF DIRECTOR'S REPORT ON EXECUTIVE REPORT ON EXECUTIVE COMPENSATION

         General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2004, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

         Overall Policy; Significant Factors. The compensation decisions made by the Board of Directors in respect of our executive officers were influenced by two major factors. First, our start-up nature brings with it all of the normal capital requirements to sustain growth; therefore, certain stock compensation was granted in lieu of salaries or commissions for services rendered. This practice may be extended into the future on a case-by-case basis. Finally, as we continue to mature, certain additions to the executive staff will be required. As we are required to seek talent in the outside market, we will be required to provide a competitive compensation package.

         As an overall policy, however, the Board continues to believe that long-term compensation tied to the creation of stockholder value should constitute a significant component of the compensation to be earned by our executive officers. In this respect, it will be the Board's policy to attempt to restrain base cash compensation (subject to competitive pressures), while providing the incentive for management to increase stockholder value by providing such officers with significant numbers of market-price stock that will not confer value upon the officers unless and until the Company's share price rises. The Board of Directors expects that stock options will constitute a significant component of the compensation package provided to executive officers.

         The Board believes that cash bonuses are, at times, appropriate based upon the performance of our business compared to our internal expectations and general business conditions.

STOCK OPTION PLAN

         Our stockholders approved the 2002 Stock Option Plan on April 2, 2002 at our annual meeting. The plan authorizes the Company to issue 5,000,000 shares of common stock for issuance upon exercise of options.

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

         Unless the Committee in its discretion determines otherwise, non-qualified stock options will be granted with an option price equal to the fair market value of the shares of Common Stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the Stock Option Plan be less than the fair market value of our Common Stock on the date the incentive stock option is granted. Each option granted under the Stock Option Plan will be exercisable for a term of not more than ten years after the date of grant. Certain other restrictions will apply in connection with this Plan when some awards may be exercised.

         In the event of a change of control (as defined in the Stock Option
Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2004, no options have been issued under this plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, and written representations from our executive officers and directors, our belief is that during and prior to the year ended 2004, the following officers, directors and/or ten percent stockholders failed to file the required forms in a timely manner.

Officer, Director or 10% Stockholder      Required Form   Transaction and Date
Veldon Simpson                            Form 3          Elected as an officer and director on
 (10% Owner former officer/director)                      February 8, 2002
                                          Form 4          Aquired 6,000,000 shares of common stock
                                                          and 500,000 shares of Series A Preferred A Stock

Richard Hannigan                          Form 3          Elected as an officer and director on
     (Executive Officer and Director)                     February 8, 2002
                                          Form 5          Disposed of 3,000,000 shares of Common
                                                          Stock on April 10, 2002
                                          Form 5          Disposed of 415,000 shares of Common Stock
                                                          on May 30, 2002
                                          Form 4          Acquired 1,000,000 shares of Series B
                                                          Convertible Preferred Stock on December 31, 2003
                                          Form 4          Converted 500,000 shares of Series A
                                                          Convertible Preferred Stock into 5,000,000
                                                          shares of Common Stock on March 4, 2004

Myong Hannigan                            Form 3          Elected as executive officer and director
                                                          on April 4, 2002
                                          Form 5          Acquired 3,000,000 shares of Common Stock
                                                          on April 10, 2002
                                          Form 4          Acquired 1,000,000 shares of Series B
                                                          Convertible Preferred Stock on December 31,
                                                          2003

Tracy Jones                               Form 3          Elected as an officer and director on May
     (Executive Officer and Director)                     26, 2003

                                          Form 4          Acquired 500,000 shares of Series B
                                                          Convertible Preferred Stock on August 12,
                                                          2003 through Varna Holdings, L.C.

                                          Form 4          Acquired 500,000 shares of Series B
                                                          Convertible Preferred Stock on December 31,
                                                          2003

CODE OF ETHICS

The Company has not adopted a code of ethics primarily because there are only three officers and directors who have focused mainly on acquiring a suitable site location and financing for the project. The Company will adopt a code of ethics in the second quarter of 2005.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the fiscal period(s) for the past three years for our Executive Officers who served in those positions, and the remaining two executive officers of the Company who were serving as executive officers as of December 31, 2004.


SUMMARY COMPENSATION TABLE

===========================================================================================================================
                                                                               Long Term Compensation
===========================================================================================================================
===========================================================================================================================
                                      Annual Compensation                  Awards                 Payouts
===========================================================================================================================
===========================================================================================================================
                                                   Other Annual  Restricted      Securities                    All Other
Name and Principle            Salary      Bonus    Compensation     Stock        Underlying     LTIP Payouts  Compensation
    Position          Year     ($)        ($)(1)      ($)(2)     Award(s) ($)  Options/SARs (#)      ($)           ($)
===========================================================================================================================
Richard Hannigan
    President/CEO/    2004      -0-      185,000     145,000         -0-             -0-            -0-            -0-
    Director
Tracy Jones           2004      -0-        -0-         -0-           -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2004      -0-      185,000     145,000         -0-             -0-            -0-            -0-
    Secretary

Richard Hannigan      2003     $-0-      $94,500   $1,180,000        -0-             -0-            -0-            -0-
    President/CEO/
      Director
Tracy Jones           2003     $-0-        -0-      $470,000         -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2003     $-0-      $94,500   $1,180,000        -0-             -0-            -0-            -0-
    Secretary

===========================================================================================================================

(1) 2004 Bonus: The Company awarded a cash bonus of $370,000 payable to Synthetic Systems, Inc., of which none had been paid as of December 31, 2004. Synthetic Systems, Inc. is jointly owned equally by Richard L. Hannigan Sr., our President, and Myong Hannigan our Secretary. The total bonus of $370,000 will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable.

         2003 Bonus: The Company awarded a cash bonus of $189,000 payable to Synthetic Systems, Inc., of which $10,000 had been paid on December 31, 2003.

(2) 2004: Other Annual Compensation for fiscal year 2004 includes (i) $290,000 in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned jointly and equally by Richard and Myong Hannigan (Mr. Hannigan received $145,000 and Ms. Hannigan received $145,000 for a total of $290,000).

         2003: Other Annual Compensation for fiscal year 2003 includes (i) $240,000 in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned by Richard and Myong Hannigan (Mr. Hannigan $94,500 and Ms. Hannigan $94,500) and (ii) shares of Series B Convertible Preferred Stock issued to our officers, valued at $0.94 per share based upon the trading price of the Common Stock underlying the Series B Convertible Preferred Stock (Mr. Hannigan, 1,000,000 shares valued at $940,000, Mr. Jones, 500,000 shares valued at $470,000, and Ms. Hannigan, 1,000,000 shares valued at $940,000).

(3)      Myong Hannigan is the wife of Richard Hannigan, Sr.

(4) Our officers and directors did not receive compensation in 2002 other than shares received as a result of the reverse triangular merger between Outland Development, Voyager Ventures and Dakota Imaging, Inc.

COMPENSATION PURSUANT TO PLANS

None.

PENSION TABLE

None.

OTHER COMPENSATION

None.

COMPENSATION OF DIRECTORS

None.

TERMINATION OF EMPLOYMENT

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


EQUITY COMPENSATION PLAN INFORMATION

========================================================================================================================
Plan category                                                                            Number of securities remaining
                                        Number of securities to     Weighted average      available for future issuance
                                        be issued upon exercise     exercise price of    under equity compensation plans
                                        of outstanding options,   outstanding options,   (excluding securities reflected
                                          warrants and rights      warrants and rights            in column (a))
========================================================================================================================
                                                  (a)                      (b)                         (c)
========================================================================================================================
Equity compensation plans approved by             -0-                      -0-                      5,000,000
security holders (1)                                                                              (Common Stock)
========================================================================================================================
Equity compensation plans not approved
by security holders
========================================================================================================================
Total                                             -0-                      -0-                      5,000,000
========================================================================================================================

(1) On April 2, 2002, the Company's stockholders approved the 2002 Stock Option Plan, authorizing the issuance of up to 5,000,000 shares of Common Stock under the Plan.

There were no stock options issued to any employee or consultants for the year ending December 31, 2004 and there have not been any options issued since inception. The board of directors determines on an individual basis as to whether the Company should issue stock for services. There are no current plans to issue additional stock for services. However, as the Company conducts business there may be situations from time to time where the Company may elect to issue stock for services.

         The following table sets forth information as of March 31, 2005 with respect to the beneficial ownership of the Company's Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by (i) each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

=======================================================================================================
Title of Class                                                                              Percent
                       Name and                                    Amount and Nature of    of Class
                       Address of Beneficial Owner                 Beneficial Owner(1)        (2)
=======================================================================================================
                       Veldon Simpson (3)
                       193 South 200 East
                       St George, UT 84770                              3,870,522             5.9%
=======================================================================================================
                       Gregg Giuffria (3)
                       8617 Rainbow Ridge Dr
                       Las Vegas, NV 89117                              10,000,000           15.25%
=======================================================================================================
                       Don and Nancy Tyner (5)
                       9807 Highridge
                       Las Vegas, NV 89134                              6,258,500            9.54%
=======================================================================================================
                       Richard Hannigan (6)
                       President, CEO
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             10,585,000           16.11%
=======================================================================================================
                       Myong Hannigan (6)
                       Secretary
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             10,585,000           16.11%
=======================================================================================================
                       Tracy Jones (7)
                       COO
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             3,217,500             4.9%
=======================================================================================================
                       All Directors & Officers as a Group              13,802,500           21.01%
=======================================================================================================

=======================================================================================================
                       Veldon Simpson                                    500,000              100%
=======================================================================================================
                       Gregg Giuffria                                      -0-                -0-
=======================================================================================================
                       Richard Hannigan
                       President, CEO                                      -0-                -0-
=======================================================================================================
                       Myong Hannigan
                       Secretary                                           -0-                -0-
=======================================================================================================
                       Tracy Jones
                       COO                                                 -0-                -0-
=======================================================================================================
                       All Directors & Officers as a Group                  -0-                -0-
=======================================================================================================




Series B Preferred Stock
=======================================================================================================
                       Dan and Jill Fugal (4)                           1,000,000            25.0%
                       1216 N 600 W
                       Pleasant Grove UT 84062
=======================================================================================================
                       Richard Hannigan (9)
                       President, CEO                                   2,000,000            50.0%
=======================================================================================================
                       Myong Hannigan (9)
                       Secretary                                        2,000,000            50.0%
=======================================================================================================
                       Tracy Jones (10)
                       COO                                              1,000,000            25.0%
=======================================================================================================
                       All Directors & Officers as a Group (8)          3,000,000
                                                                                             75.0%
=======================================================================================================

(1) Pursuant to the rules of the Securities and Exchange Commission, shares shown as "beneficially" owned include those shares over which the individual has voting power, including power to vote, or direct the voting of, such security, and/or investment power, including the power to dispose or direct the disposition of such security, and includes all shares the individual has the right to acquire beneficial ownership of within 60 days, including, but not limited to, any right to acquire shares (a) through the exercise of any options, warrants, or other right, (b) through conversion of a security, (c) pursuant to the power to revoke a trust, discretionary account or similar arrangement, and
         (d) pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. The directors and executive officers of the Company have sole voting and investment power over the shares of the Company's Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held in their names, except as noted in the following footnotes.

(2) Calculations are based on 65,566,126 shares of Common Stock, 500,000 shares of Series A Convertible Preferred Stock, and 4,000,000 shares of Series B Convertible Preferred Stock, as applicable, outstanding as of March 31, 2005. Each outstanding share of Series A Convertible Preferred Stock is immediately convertible into 10 shares of Common Stock, and each outstanding shares of Series B Convertible Preferred Stock is immediately convertible into 2 shares of Common Stock.

(3) Includes 500,000 shares of Series A Convertible Preferred Stock immediately convertible into 5,000,000 shares of Common Stock.

(4) Mr. and Mrs. Fugal jointly own 2,653,837 shares of Common Stock and 1,000,000 shares of Series B Convertible Preferred Stock which are immediately convertible into 2,000,000 shares of Common Stock.

(5)      Includes all shares beneficially owned as reported on most recent Form
         4.

(6) Richard Hannigan and Myong Hannigan are husband and wife, Richard Hannigan directly owns 7,585,000 shares of Common Stock, and 1,000,000 shares of Series B Convertible Preferred Stock, immediately convertible into 2,000,000 shares of Common Stock. Myong Hannigan is the direct owner of 3,000,000 shares of Common Stock and 1,000,000 shares of Series B Convertible Preferred Stock, immediately convertible into 2,000,000 shares of Common Stock.

(7) Mr. Jones is the direct owner of 70,000 shares of Common Stock, 500,000 shares of Series B Convertible Preferred Stock, which are immediately convertible into 1,000,000 shares of Common Stock and 335,000 shares of Common Stock owned by the Tracy Jones Charitable Remainder Trust. In addition, Mr. Jones (i) is the sole owner of Western Architectural LLC and deemed to beneficially own the 2,812,500 shares of Common Stock owned by Western and (ii) is the majority owner of Varna Holdings LC and deemed to beneficially own the 500,000 shares of Series B Convertible Preferred Stock owned by Varna Holdings, LC, which are immediately convertible into 1,000,000 shares of Common Stock.

(8) Includes an aggregate of 3,000,000 shares of Series B Convertible Preferred Stock which are immediately convertible into 6,000,000 shares of Common Stock.

(9) Includes 1,000,000 shares of Series B Convertible Preferred Stock held directly by Richard Hannigan and 1,000,000 shares of Series B Convertible Preferred Stock held directly by Myong Hannigan. Richard Hannigan and Myong Hannigan are husband and wife and are deemed to directly control the same amount of shares.

(10) Includes 1,000,000 shares of Series B Convertible Preferred Stock held directly by Varna Holdings, LC, of which Mr. Jones owns a majority of outstanding interests.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned jointly by Richard L. Hannigan, Sr., our President and CEO and Myong Hannigan, Secretary, Mr. Hannigans spouse. We are obligated to pay to Synthetic $25,000 per month for management and consulting fees. As of the year ended December 31, 2004 the company had paid a total of $290,000 to Synthetic Systems for professional and consulting fees. Moreover, during 2004, our Board of Directors approved a bonus to Synthetic in the amount of $370,000. As of December 31, 2004 the Company had not paid any of the bonus that had been awarded. We also currently lease 2,100 square feet of office space on a month-to-month basis from Synthetic for $2,325 per month.

        In addition, the Company leases office furniture and equipment from Synthetic at a monthly rental rate of $1,150. During 2004, the Company paid an aggregate of $17,554 to Synthetic for the lease of this office furniture and equipment.

        During the fiscal year ended December 31, 2004, the Company issued shares of its Series B Convertible Preferred Stock, valued at approximately $0.94 per share based upon the fair value of the underlying Common Stock into which such Series B Convertible Preferred Stock is convertible on a 2 for 1 basis, to the following executive officers and directors of the Company, as compensation for services provided by such individuals as executive officers.

                      Richard Hannigan                    1,000,000 shares
                      Tracy Jones                         500,000 shares
                      Myong Hannigan                      1,000,000 shares

         On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western"), pursuant to which Western will provide to the Company certain architectural services for the L.V. Voyager Project and in exchange for which the Company issued 2,812,500 shares of restricted Common Stock to Western. Moreover, pursuant to the Contractor Agreement, Western is entitled to earn up to an aggregate of $18.3 million. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Mr. Jones, currently an executive officer, director and significant stockholder of the Company, formed Western in 1982 and is currently its 85% majority owner and managing member.

         In February 2004, the Company advanced a payment of $300,000 to Western, pursuant to the Contractor Agreement, to enable Western to design and build an Orbiter for an Observation Wheel in order to conduct a feasibility study.

         On March 4, 2004, Richard L. Hannigan Sr., our President and CEO, converted a total of 500,000 shares of Series A Convertible Preferred Stock held by Mr. Hannigan into 5,000,000 shares of our Common Stock.

ITEM 13. EXHIBITS


Number                     Description
------                     -----------

2.1 Plan and Agreement of Merger of Voyager Entertainment International, Inc. (North Dakota) into Voyager Entertainment International, Inc. (Nevada) (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10- QSB for the period ended September 30, 2003 filed on November 14, 2003).

2.2 Nevada Articles of Merger (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10- QSB for the period ended September 30, 2003 filed on November 14, 2003).


2.3      North Dakota Certificate of Merger (incorporated by reference to
         Exhibit 3.5 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003).

3.1      Nevada Articles of Incorporation (incorporated by reference to Exhibit
         3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003).

3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10- QSB for the period ended September 30, 2003 filed on November 14, 2003).

4.1 Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003).

4.2 Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)

4.3 2002 Stock Plan for Voyager Entertainment International, Inc. (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed on April 15, 2002.

10.1 Loan and Security Agreement [by and between the Company and Dan Fugal, dated November 15, 2002] (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2002).

10.2 Amendment No. 1 to Loan and Security Agreement [by and between the Company and Dan Fugal, dated February 15, 2003] (incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB filed on April 16, 2003).

10.3 Amendment No. 2 to Loan and Security Agreement [by and between the Company and Dan Fugal, dated April 23, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 filed on May 20, 2003).

10.4 Contractor Agreement by and between the Company and Western Architectural Services, LLC, dated may 30, 2002 (incorporated by reference as exhibit 10.1 to for the Quarter ending September 30, 2004 and filed with the 10QSB on November 23, 2004).

10.5 Definitive Joint Venture Agreement between Allied Investment House, Inc. and Voyager to build a Voyager Project in the United Arab Emirates dated March 15, 2005 (incorporated by reference as filed and attached as exhibit 99.1 to the 8- K filed on March 17, 2005.

10.6 Settlement and General Release Agreement ( incorporated by reference as exhibit 10.6 as filed with the 10QSB for the Quarter Ending September 30, 2004 and filed on November 23, 2004.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

32.1     Section 1350 Certification of Chief Executive Officer, filed herein.

32.2     Section 1350 Certification of Chief Financial Officer, filed herein.

(b)      Reports on Form 8-K


         * On May 6, 2004, the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

         * On June 3, 2004 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

         * On October 19, 2004 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

         * On January 18, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

         * On March 17, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure



ITEM 14. Principal Accounting Fees and Services

Audit Fees.

The audit fees billed to the Company by Stonefield Josephson, Inc. for the fiscal year ended December 31, 2003 was approximately $55,000 These fees pertain to the audit of the Company's annual financial statements and review of our financial statements included in our quarterly reports on Form 10-QSBs in 2003. The audit fees paid to Stonefield Josephson by the Company for the audit of our annual financial statements and review of our financial statements included in our quarterly reports on Form 10-QSB, for the fiscal year ended December 31, 2004, is estimated to be $55,000.

Audit-Related Fees, Tax Fees and All Other Fees.

No "audit-related fees," "tax fees" or "other fees," as those terms are defined by the Securities and Exchange Commission, were paid to Stonefield Josephson, Inc. for the fiscal years ended December 31, 2004 and 2003.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

                                       By: /s/ Richard Hannigan
                                           ------------------------------
                                           Richard Hannigan,
                                           President/Director
                                           Dated: April 15, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           April 15, 2005


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           April 15, 2005

                                       By: /s/Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           April 15, 2005