Form 10QSB
period 2005-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2005-05-24
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 66,566,126 shares of Common Stock issued and outstanding 500,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                              INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements............................................   3

           Consolidated Balance Sheet (Unaudited)..........................   3

           Consolidated Statements of Operations (Unaudited)...............   4

           Consolidated Statements of Stockholders' Deficit (Unaudited)....   5

           Consolidated Statements of Cash Flows (Unaudited)...............   6

           Notes to Consolidated Financial Statements......................   7

  Item 2.  Plan of Operation...............................................  15

  Item 3.  Controls and Procedures.........................................  26

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings...............................................  27

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  27

 Item 3.   Defaults Upon Senior Securities................................   28

 Item 4.   Submission of Matters to a Vote of Security holders............   28

 Item 5.   Other Information...............................................  28

 Item 6.   Exhibits.......................................................   29

Signatures.................................................................  30

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash and cash equivalents                                                       $     87,856

 Property and equipment, net of
  accumulated depreciation                                                               8,592
                                                                                  ------------

          Total assets                                                            $     96,448
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    162,678
  Accrued expenses - related party                                      550,000
  Loans and settlement payable and accrued
    interest of $196,492                                              1,074,731
  Notes payable and accrued interest of $605,000                      1,210,000
                                                                   ------------

          Total current liabilities                                               $  2,997,409


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                  500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 4,000,000 shares outstanding                              4,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 66,566,126 shares issued and outstanding
    Issued and outstanding                                               66,565
  Additional paid-in capital                                         26,092,035
  Deferred construction cost                                        (18,304,135)
  Deficit accumulated during development stage                      (10,759,926)
                                                                   ------------

          Total stockholders' deficit                                               (2,900,961)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $     96,448
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              For the period
                                                                            since inception on
                                                    Three Months Ended       March 1, 1997 to
                                                March 31,     March 31,          March 31,
                                                  2005             2004             2005
                                              ------------     ------------     ------------
Net revenue                                   $         --     $         --     $         --
                                              ------------     ------------     ------------

Operating expenses:
  Professional and consulting fee,                 364,590        1,009,553        8,176,475
   Including related party
  Stock discount expense                                --               --               --
  Project costs                                      2,793              754          283,380
  Rent expense                                       6,975            6,975           95,685
  Settlement expense                                    --               --          650,000
  Other operating expenses                          25,373           41,798          478,516
                                              ------------     ------------     ------------
                                                   399,731        1,059,080     3999,484,056
                                              ------------     ------------     ------------

Interest (income) expense, net                     (17,463)          16,930        1,275,871
                                              ------------     ------------     ------------

Loss from operations before income taxes          (417,194)      (1,076,010)     (10,759,927)
                                              ------------     ------------     ------------

Income taxes                                            --               --               --
                                              ------------     ------------     ------------

Net loss                                          (417,194)      (1,076,010)     (10,759,927)
                                              ============     ============     ============

Preferred stock dividends from amortization
  of beneficial conversion feature                      --               --          130,000
                                              ============     ============     ============

Net loss attributed to common stockholders    $   (417,194)    $ (1,076,010)   $ (10,889,927)
                                              ============     ============     ============

Net loss per share - basic and diluted        $      (0.01)    $      (0.02)
                                              ============     ============

Weighted average common stock
  shares outstanding - basic and diluted        65,674,000       54,110,000
                                              ============     ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO March 31, 2005

                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600

Issuance of preferred stock for cash -
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash -
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --        130,000      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --      2,500,000        2,500             --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======



 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690
                                            =========      =======      =========     ========     ==========     =======

Issuance of common stock for services
  January 2005                                     --           --             --           --        500,000         500

 Issuance of common stock for cash
  February 2005                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  March 2005                                       --           --             --           --        500,000         500

 Issuance of common stock for cash
  March 2005                                       --           --             --           --        375,000         375

Net loss for the three months ended
     March 31, 2005                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at March    31, 2005                 500,000      $   500      4,000,000     $  4,000     66,566,126     $66,565
                                            =========      =======      =========     ========     ==========     =======


                                                                                    Deficit
                                                                                  accumulated
                                                                 Deferred         during the           Total
                                              Additional       construction       development      stockholders'
                                            paid-in capital       costs              stage            deficit
                                            ---------------       -----              -----            -------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --      $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --          (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2001                       20,000                --          (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --        (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --          (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --          848,990

Net loss for the year ended 12/31/03                   --                --        (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)     $ (7,886,847)     $(1,999,632)
                                             ============      ============      ============      ===========



 Issuance of common stock for cash
  January 2004                                     24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --           55,000

Net loss for the year ended
  December 31, 2004                                    --                --        (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)     $(10,342,732)     $(2,893,767)
                                             ============      ============      ============      ===========

 Issuance of common stock for services
  January  2005                                  74,500           --                       --            75,000

Issuance of common stock for cash
  February 2005                                  99,500           --                       --           100,000

Issuance of common stock for services
  March 2005                                    159,500           --                       --           160,000

 Issuance of common stock for cash
  March 2005                                     74,625           --                       --            75,000

Net loss for the three months ended
     March 31, 2005                                  --           --                   (417,194)       (417,194)
                                              ---------      ---------                ----------       ---------


 Balance at March 31, 2005                 $ 26,092,035        $(18,304,135)       $(10,759,926)     $(2,900,961)
                                           ============        ============        ============      ===========


The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Three Months Ended   Three Months Ended  March 1, 1997 to
                                                              March 31, 2005       March 31, 2004      March 31, 2005
                                                              ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $   (417,194)       $ (1,076,010)       $(10,759,927)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                  1,555               1,227              10,963
          Issuance of common stock for services                       235,000             558,750           4,963,815
          Interest expense from the issuance of common stock               --                                 475,150


    Changes in assets and liabilities:
    (Increase) decrease in assets:
       Prepaid expenses                                                    --                  --                  --



      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                        24,204              24,348             964,170
       Accrued payable - related parties                              (55,000)                 --             550,000
          Accrued settlement obligation                                    --                  --             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                   (101,435)           (491,685)         (3,145,829)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities -
    payments to acquire property and equipment                         (1,684)             (6,659)            (19,554)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                            --                  --             833,239
    Proceeds from sale of preferred stock                                  --                  --             150,000
    Proceeds from issuance of common stock                            175,000             425,000           2,270,000
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities                 175,000             425,000           3,253,239
                                                                 ------------        ------------        ------------

Net increase (decrease) in cash                                        71,881             (73,344)             87,856
Cash, beginning of period                                              15,975             489,104                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $     87,856        $    415,760        $     87,856
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $         --        $         --        $         --
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued for services                             $    235,000        $    558,750        $  4,908,815
                                                                 ============        ============        ============
    Common stock issued for financing costs and services         $         --        $         --        $    588,300
                                                                 ============        ============        ============
    Common stock issued for Architectural Agreement              $         --        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $         --        $         --        $      6,600
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

                      THREE MONTHS ENDED MARCH 31, 2005

(1)      Summary of Significant Accounting Policies:

The Company is in the entertainment development business and is planning the development of the world's tallest Ferris wheel on the Las Vegas Strip area. The Company's corporate offices are located in Las Vegas, Nevada.

Business Activity:

The Company is in the entertainment development business and is planning the development of the Ferris wheel on the Las Vegas Strip area, and other countries. The Company's corporate offices are located in Las Vegas, Nevada.

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

Interim Financial Statements:
-----------------------------
The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of Voyager Entertainment International, Inc. and its subsidiaries (the "Company") on Form 10-KSB for the year ended December 31, 2004.


Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $2,909,553 has debt of $1.2 million which can be called at any time, has an accumulated deficit of $10,759,927 incurred significant net losses and has used cash for operating activities of $3,145,829 since inception and 101,435 for the three months ended March 31, 2005 respectively all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is discussed below. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the Las Vegas Project and United Arab Emirates project as well as other projects, continually seek funding opportunities. Management also intends to raise additional capital through the sale of it's stock to private individuals that have prior relationships with the company and has been successful in providing enough capital in the past for minimal operations in the past. However, there can be no guarantees that management will be successful in the future. The company is currently indebted to two creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company causing the Company to be insolvent.


Accounting Policies:

There has been no change in accounting policies used by the Company during the quarter ended March 31, 2005.

There were no stock options granted from the period from inception to March 31, 2005.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of March 31, 2005, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest of $196,492 amounted to an aggregate of $1,074,731. One half of this amount, or $537,365 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability.

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

(4)       Related Party Transactions:

During the three months ended March 31 2005, the Company paid management consulting fees of approximately $105,000 or $35,000 per month to Synthetic Systems, LLC., which is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. The company also paid to Synthetic Systems LLC., furniture rental expenses for the three months ending March 31, 2005 of approximately $3,450 and office rent expenses of approximately $6,975.

(5)       Stockholders' Deficit


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

Common Stock Issuances
----------------------

In January, 2005 the company issued 500,000 shares of Common Stock for consulting services being rendered in the first quarter of 2005. These shares were valued at the fair value of $0.15 per share for total compensation of $75,000.

In February 2005, $100,000 was received for 500,000 common shares at $0.20 per share.

In March 2005, $75,000 was received for 375,000 common shares at $0.20 per share.

In March, 2005 the company issued 500,000 shares of Common Stock for consulting services rendered. These shares were valued at the fair value of $0.32 per share for total compensation of $160,000.

Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

(6)       Commitments and Contingencies:

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. These forward-looking statements include, but are not limited to:

o The Company's wholly-owned subsidiary, Voyager Entertainment Holdings, Inc. ("VEHI"), intends to manage the Las Vegas Voyager Project pursuant to a performance-based contract between the Company and VEHI and potentially an as-yet unidentified partner of the Company;
o VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry;
o The western bank (Puxi) of the Huangpu River, the Bund, is our anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project");
o The Company intends to design the Star of Shanghai Voyager Project as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing;
o Management believes that it can identify sources and obtain adequate amounts of such financing;
o The Company intends to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors;
o The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings;
o Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources;
o During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing;
o We anticipate that our monthly cash need is approximately $60,000 per month;
o The Company plans to focus primarily on the development of the Observation Wheel in Las Vegas and the United Arab Emirates over the next 12 months. However, we will also actively seek partnerships and locations for other observation Wheels throughout the United States and foreign countries;

O On March 17, 2005 the company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates.

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

The Company is currently evaluating site locations in Las Vegas, Nevada where the Observation Wheel could be constructed by the Company . If the Company is unsuccessful in obtaining a site and negotiating terms acceptable to both Voyager and a prospective property owner for a Las Vegas location, the Company will be required to identify a location outside of Las Vegas where an Observation Wheel could be constructed before an Observation Wheel could be built in Las Vegas forcing our management to focus its efforts elsewhere for a significant amount of time. While there are several locations outside of Las Vegas which are currently proposed, there can be no guarantees that the Company will obtain financing or any definitive agreements for any other locations.

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

Business of the Company

Our current business plan is to build multiple observation Ferris wheels ("Observation Wheels"). Currently proposed sites for the construction of Observations Wheels include Las Vegas, Nevada; Shanghai, China and the UAE.

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

Market Overview
---------------

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

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through March 31, 2005, we incurred operating expenses of $9,484,056 and interest expense of $1,275,871 against no revenues, which resulted in accumulated losses of $10,759,927.


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

During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing. Currently, we anticipate that our monthly cash need is approximately $85,000 per month. These costs consist primarily of professional fees (including legal and accounting fees) and consulting fees, including those paid to related parties, as well as rent expenses and printing expenses. As of the year ending December 31, 2004 the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of March 31, 2005, the Company had current assets of $87,856 which consisted primarily of cash on hand,and current liabilities of $2,997,408 resulting in working capital deficit of $2,909,552.

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

Our auditor's report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004 reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

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

EVALUATION OF DISCLOSURE, CONTROLS AND PROCEDURES
-------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-QSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February, 2005, the Company also issued 500,000 shares of restricted Common Stock, for consulting services performed during the first quarter of 2005. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $0.15 per share for total consideration of $75,000.

In March 2005, the Company sold 500,000 shares of Common Stock for $100,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $100,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In March, 2005, the Company also issued 500,000 shares of restricted Common Stock, for consulting services performed during the first quarter of 2005. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $160,000.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of September 30, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $196,492 amounted to an aggregate of $1,074,731. One half of this amount, or $537,365.5, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

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

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                       -----------------------------------------
                                                      (Registrant)

Dated May 23, 2005

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           May 23, 2005


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           May 23, 2005

                                       By: /s/ Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           May 23, 2005