Form 10QSB/A
period 2005-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2005-05-24
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSBA


[X] Amended Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

This amendment to the quarterly report for the period ending March 31, 2005 is being filed in order to correct typographical errors in the (Unaudited) Statement of Operations. Changes made in this 10-QSBA in no way reflect a material omition or a change in our results.

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
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              For the period
                                                                            since inception on
                                                    Three Months Ended       March 1, 1997 to
                                                March 31,     March 31,          March 31,
                                                  2005             2004             2005
                                              ------------     ------------     ------------
Net revenue                                   $         --     $         --     $         --
                                              ------------     ------------     ------------

Operating expenses:
  Professional and consulting fee,                 364,590        1,009,553        8,176,475
   Including related party
  Stock discount expense                                --               --               --
  Project costs                                      2,793              754           83,380
  Rent expense                                       6,975            6,975           95,685
  Settlement expense                                    --               --          650,000
  Other operating expenses                          25,373           41,798          478,516
                                              ------------     ------------     ------------
                                                   399,731        1,059,080        9,484,056
                                              ------------     ------------     ------------

Interest (income) expense, net                     (17,463)          16,930        1,275,871
                                              ------------     ------------     ------------

Loss from operations before income taxes          (417,194)      (1,076,010)     (10,759,927)
                                              ------------     ------------     ------------

Income taxes                                            --               --               --
                                              ------------     ------------     ------------

Net loss                                          (417,194)      (1,076,010)     (10,759,927)
                                              ============     ============     ============

Preferred stock dividends from amortization
  of beneficial conversion feature                      --               --          130,000
                                              ============     ============     ============

Net loss attributed to common stockholders    $   (417,194)    $ (1,076,010)   $ (10,889,927)
                                              ============     ============     ============

Net loss per share - basic and diluted        $      (0.01)    $      (0.02)
                                              ============     ============

Weighted average common stock
  shares outstanding - basic and diluted        65,674,000       54,110,000
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

(3)      Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow of from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of September 30, 2004, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this amended Quarterly Report on Form 10-QSBA, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this amended quarterly report on Form 10-QSBA includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," or similar expressions. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially fromthe results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

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

The Company is currently obligated to repay two of its creditors at the time we receive adequate project funding. One of the creditors, Mr. Fugal, to whom the Company owes an aggregate of $1,210,000, filed a UCC-1 against the assets and intellectual property of the Company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this amended Quarterly Report on Form 10-QSBA, Mr. Fugal has not indicated any intention to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company in the future.

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

The Company is currently obligated to repay two of its creditors at the time we receive adequate project funding. Pursuant to the Loan and Security Agreement, as amended, with Mr. Fugal, to whom the Company owes an aggregate of $1,210,000, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which would give Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of this the date of the Amended Quarterly Report on Form 10-QSBA, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company in the future. If this occurs management may elect to seek protection under the federal bankruptcy laws.

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

EVALUATION OF DISCLOSURE, CONTROLS AND PROCEDURES
-------------------------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-QSBA the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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