Form 10QSB
period 2005-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2005-08-16
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 70,261,126 shares of Common Stock issued and outstanding 500,000 shares of Series A Preferred Stock and 4,000,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

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

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash and cash equivalents                                                       $    169,852

 Property and equipment, net of
  accumulated depreciation                                                              16,981
                                                                                  ------------

          Total assets                                                           $     186,833
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    134,630
  Accrued expenses - related party                                      510,000
  Loans and settlement payable and accrued
    interest of $196,492                                              1,092,198
  Notes payable and accrued interest of $605,000                      1,210,000
                                                                   ------------

          Total current liabilities                                               $  2,946,828


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                  500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 4,000,000 shares outstanding                              4,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 69,232,795 shares issued and outstanding
    Issued and outstanding                                               69,233
  Additional paid-in capital                                         26,489,367
  Deferred construction cost                                        (18,304,135)
  Deficit accumulated during development stage                      (11,018,960)
                                                                   ------------

          Total stockholders' deficit                                               (2,759,995)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $    186,833
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                            For the period
                                                                                                          since inception on
                                                    Three Months Ended            Six Months Ended          March 1, 1997 to
                                                June 30,        June 30,       June 30,       June 30,        June 30,
                                                  2005             2004          2005         2004              2005
                                              ------------     ------------  -----------   -----------      ------------
Net revenue                                   $         --     $         --   $        --  $        --        $        --
                                              ------------     ------------   ----------   -----------        -----------

Operating expenses:
  Professional and consulting fee,                 169,683          517,883      534,273    1,527,436           8,346,158
   Including related party
  Stock discount expense                                --               --                             --
  Project costs                                      3,828             1,724       6,621        2,478              87,208
  Rent expense                                       7,944            6,975       14,919       13,950             103,629
  Settlement expense                                    --               --                                       650,000
  Other operating expenses                          59,857           47,222       85,230       89,020             538,373
                                              ------------     ------------    ----------   ---------         -----------
                                                   241,312          573,804      641,043    1,632,884           9,725,368
                                              ------------     ------------    ----------   ---------         -----------

Interest (income) expense, net                      17,721          35,505       35,184        52,435            1,293,592
                                              ------------     ------------    ----------   ---------         ------------

Loss from operations before income taxes          (259,033)       (609,309)    (676,227)   (1,685,319)         (11,018,960)
                                              ------------     ------------    ----------  ----------         -------------

Income taxes                                            --               --          --            --                   --
                                              ------------     ------------    ---------   ----------         -------------

Net loss                                          (259,033)       (609,309)    (676,227)    1,685,319)         (11,018,960)
                                              ============     ============    ==========  ===========        =============
Preferred stock dividends from amortization
  of beneficial conversion feature                      --               --          --            --             (130,000)
                                              ============     ============    ==========  ===========        =============

Net loss attributed to common stockholders    $   (259,033)    $  (609,309)    (676,227    (1,685,319)        $(11,148,960)
                                              ============     ============    ==========  ============       =============

Net loss per share - basic and diluted        $      (0.00)    $      (0.02)      (0.01)        (0.03)
                                              ============     ============    ==========  ============

Weighted average common stock
  shares outstanding - basic and diluted        62,294,000       65,674,000,   58,202,000
                                              ============     ============    ==========

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO JUNE 30, 2005

                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600

Issuance of preferred stock for cash -
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash -
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --        130,000      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --      2,500,000        2,500             --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======



 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690
                                            =========      =======      =========     ========     ==========     =======

Issuance of common stock for services
  January 2005                                     --           --             --           --        500,000         500

 Issuance of common stock for cash
  February 2005                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  March 2005                                       --           --             --           --        500,000         500

 Issuance of common stock for cash
  March 2005                                       --           --             --           --        375,000         375

Issuance of common stock for cash
  June 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  June 2005                                        --           --             --           --      2,000,000        2000

Net loss for the six months ended
     June  30, 2005                                --           --             --           --             --          --

                                            ---------      -------      ---------     --------     ----------     -------

 Balance at June    30,  2005                 500,000      $   500      4,000,000     $  4,000     69,232,795     $69,233
                                            =========      =======      =========     ========     ==========     =======

                                                                                    Deficit
                                                                                  accumulated
                                                                 Deferred         during the           Total
                                              Additional       construction       development      stockholders'
                                            paid-in capital       costs              stage            deficit
                                            ---------------       -----              -----            -------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --      $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --          (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2001                       20,000                --          (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --        (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --          (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --          848,990

Net loss for the year ended 12/31/03                   --                --        (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)     $ (8,016,847)     $(1,999,632)
                                             ============      ============      ============      ===========



 Issuance of common stock for cash
  January 2004                                     24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --           55,000

Net loss for the year ended
  December 31, 2004                                    --                --        (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)     $(10,472,732)     $(2,893,767)
                                             ============      ============      ============      ===========

 Issuance of common stock for services
  January  2005                                    74,500                --                --           75,000

Issuance of common stock for cash
  February 2005                                    99,500                --                --          100,000

Issuance of common stock for services
  March 2005                                      159,500                --                --          160,000

 Issuance of common stock for cash
  March 2005                                       74,625                --                --           75,000

Issuance of common stock for cash
  June 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  June 2005                                       298,000                --                --          300,000

Net loss for the six months ended
     June 30, 2005                                     --                --          (676,227)        (417,194)
                                             ------------      ------------      ------------      -----------

 Balance at June 30, 2005                    $ 26,489,367      $(18,304,135)     $(11,148,960)     $(2,759,995)
                                             ============      ============      ============      ===========

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Six  Months Ended   Six  Months Ended    March 1, 1997 to
                                                              June  30, 2005       June  30, 2004      June 30, 2005
                                                              ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $ (676,227)       $ (1,685,319)       $ (11,018,960)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                3,596               2,427               13,004
          Issuance of common stock for services                     235,000             881,750            4,963,815
          Interest expense from the issuance of common stock             --                                  475,150


    Changes in assets and liabilities:
    (Increase) decrease in assets:
       Prepaid expenses                                                  --                  --                   --



      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                        13,624              78,933             953,591
       Accrued payable - related parties                              (55,000)                 --             510,000
          Accrued settlement obligation                                    --                  --             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                   (409,907)           (801,209)         (3,453,400)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities -
    payments to acquire property and equipment                        (12,116)             (2,179)            (29,987)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                            --                  --             833,239
    Proceeds from sale of preferred stock                                  --                  --             150,000
    Proceeds from issuance of common stock                            575,000             425,000           2,670,000
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities                 575,000             425,000           3,653,239
                                                                 ------------        ------------        ------------

Net increase (decrease) in cash                                       153,877            (378,388)            169,852
Cash, beginning of period                                              15,975             489,104                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $    169,852        $    110,716        $    169,852
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $         --        $         --        $         --
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued for services                             $    235,000        $    881,750        $  4,908,815
                                                                 ============        ============        ============
    Common stock issued for financing costs and services         $         --        $         --        $    588,300
                                                                 ============        ============        ============
    Common stock issued for Architectural Agreement              $         --        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $         --        $         --        $      6,600
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

                      SIX MONTHS ENDED JUNE 30, 2005

(1)      Summary of Significant Accounting Policies:

The Company is in the entertainment development business and is planning the development of the world's tallest Ferris wheel on the Las Vegas Strip area , and other countries. The Company's corporate offices are located in Las Vegas, Nevada.

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


Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $2,759,995 has debt of $1.2 million which can be called at any time, has an accumulated deficit of $11,018,960 incurred significant net losses and has used cash for operating activities of $3,453,400 since inception and 409,007 for the three months ended June 30, 2005 respectively all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is discussed below. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the Las Vegas Project and United Arab Emirates project as well as other projects, continually seek funding opportunities. Management also intends to raise additional capital through the sale of it's stock to private individuals that have prior relationships with the company and has been successful in providing enough capital in the past for minimal operations in the past. However, there can be no guarantees that management will be successful in the future. The company is currently indebted to two creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company causing the Company to be insolvent. These creditors have not taken any actions against the Company as of the date of filing of this report.


Accounting Policies:

There has been no change in accounting policies used by the Company during the quarter ended June 30, 2005.

There were no stock options granted from the period from inception to June 30, 2005.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and EITF 96-18 and values the equity securities based on the fair value of the security on the measurement date, normally the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of June 30, 2005, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest of $213,959 amounted to an aggregate of $1,092,198. One half of this amount, or $537,365 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability.

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

(4)       Related Party Transactions:

During the three months ended June 30 2005, the Company paid management consulting fees of approximately $105,000 or $35,000 per month to Synthetic Systems, LLC., which is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. The company also paid to Synthetic Systems LLC., furniture rental expenses for the three and six months ending June 30, 2005 of approximately $3,450 and $6,900and office rent expenses of approximately $7,944 and $16,000, respectively.

(5)       Stockholders' Deficit


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

In June 2005, $400,000 was received for 2,666,667 common shares at $0.15 per share.

SUBSEQUENT EVENTS
-------------------

In July 2005, $125,000 was received for 833,333 common shares at $0.15 per share.

In July, 2005 the company issued 200,000 shares of Common Stock for consulting services rendered. These shares were valued at the fair value of $0.35 per share for total compensation of $70,000.

(6)       Commitments and Contingencies:

         During January 2002, the Company entered into a month-to-month office lease totaling $2,350 per month with a related party.

(7) Recent Accounting Pronouncements

Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires Retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.


In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. These forward-looking statements include, but are not limited to

o The Company's wholly-owned subsidiary, Voyager Entertainment Holdings, Inc. ("VEHI"), intends to manage the Las Vegas Voyager Project pursuant to a performance-based contract between the Company and VEHI and potentially an as-yet unidentified partner of the Company;

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

o VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry;
o The western bank (Puxi) of the Huangpu River, the Bund, is our anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project");
o Management believes that it can identify sources and obtain adequate amounts of such financing;
o The Company intends to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors;
o The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings;
o Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources;
o During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing;
o We anticipate that our monthly cash need is approximately $80,000 per month;

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

Currently management is evaluating site locations and has made no determination to the prospective location.

The primary focus of the company over the next 12 months will be on securing a site location in the UAE and on the Las Vegas Strip.

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

Research and Development
         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through June 30, 2005, we incurred operating expenses of $9,725,368 and interest expense of $1,293,592 against no revenues, which resulted in accumulated losses of $11,018,960. Our expenses and losses have continued to increase and are expected to increase until such time the company has been provided adequate financing and is generating revenues.


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

During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing. Currently, we anticipate that our monthly cash need is approximately $80,000 per month. These costs consist primarily of professional fees (including legal and accounting fees) and consulting fees, including those paid to related parties, as well as rent expenses and printing expenses. As of the period ending June 30, 2005 the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of June 30, 2005, the Company had current assets of $169,852 which consisted of cash on hand, and current liabilities of $2,946,828 resulting in working capital deficit of $2,776,976.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs, deferred compensation and the classification of net operating loss and tax credit carryforwards.

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

In June 2005, the Company sold 2,666,667,000 shares of Common Stock for $400,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $400,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

SUBSEQUENT EVENTS
-----------------
In July 2005, the Company sold 833,333 shares of Common Stock for $125,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $125,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In July, 2005, the Company also issued 200,000 shares of restricted Common Stock, for consulting services performed during the first quarter of 2005. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $70,000.

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

Dated August 1, 2005

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           August 1, 2005


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           August 1, 2005

                                       By: /s/Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           August 1, 2005