Form 10QSB
period 2005-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2005-11-21
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined In rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDIN FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports Required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act Of 1934 subsequesnt to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common Stock as of the latest practicable date.

There were 75,866,126 shares of Common Stock issued and outstanding 500,000 shares of Series A Preferred Stock and 1,500,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                              INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.............................................   3

           Consolidated Balance Sheet (Unaudited)..........................   3

           Consolidated Statements of Operations (Unaudited)...............   4

           Consolidated Statements of Stockholders' Deficit (Unaudited)....   5

           Consolidated Statements of Cash Flows (Unaudited)...............   6

           Notes to Consolidated Financial Statements......................   7

 Item 2.  Plan of Operation................................................  15

 Item 3.  Controls and Procedures..........................................  26

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings...............................................  27

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  27

 Item 3.   Defaults Upon Senior Securities................................   28

 Item 4.   Submission of Matters to a Vote of Security holders............   28

 Item 5.   Other Information...............................................  28

 Item 6.   Exhibits.......................................................   29

Signatures.................................................................  30

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash and cash equivalents                                                       $     46,043

 Property and equipment, net of
  accumulated depreciation                                                              17,428
                                                                                  ------------

          Total assets                                                            $     63,471
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    144,909
  Accrued expenses - related party                                      440,000
  Loans and settlement payable and accrued
    interest of $231,426                                              1,109,665
  Notes payable and accrued interest of $605,000                      1,210,000
                                                                   ------------

          Total current liabilities                                               $  2,904,574


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                  500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 1,500,000 shares outstanding                              1,500
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 75,866,128 shares issued and outstanding
    Issued and outstanding                                               75,866
  Additional paid-in capital                                         26,878,234
  Deferred construction cost                                        (18,304,135)
  Deficit accumulated during development stage                      (11,493,068)
                                                                   ------------

          Total stockholders' deficit                                               (2,841,203)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $     63,471
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                           For the period
                                                                                                         since inception on
                                                    Three Months Ended           Nine Months Ended        March 1, 1997 to
                                             September 30,    September 30, September 30, September 30,     September 30,
                                                  2005             2004          2005         2004              2005
                                              ------------     ------------  -----------   -----------      ------------
Net revenue                                   $         --     $         --   $        --  $        --      $        --
                                              ------------     ------------   ----------   -----------      -----------

Operating expenses:
  Professional and consulting fee,                 411,517          156,059      945,790    1,686,385         8,757,675
   Including related party
  Stock discount expense                                --               --                        --
  Project costs                                      8,536            7,822       10,821        2,943            95,744
  Rent expense                                       8,429            7,083       23,348       20,925           112,058
  Settlement expense                                    --               --                                     650,000
  Other operating expenses                          28,579           70,457      118,091      124,742           566,898
                                              ------------     ------------   ----------   -----------      -----------
                                                   457,061          2241,421   1,098,050    1,834,995        10,182,375
                                              ------------     ------------   ----------   -----------      -----------

Interest (income) expense, net                      17,101          46,996        52,285       51,595         1,310,693
                                              ------------     ------------   ----------   -----------      -----------

Loss from operations before income taxes          (474,162)       (288,417)   (1,150,335)  (1,886,590)      (11,493,068)
                                              ------------     ------------   ----------   -----------      -----------

Income taxes                                            --               --          --            --                --
                                              ------------     ------------   ----------   -----------      -----------

Net loss                                          (474,162)       (288,417)    (1,150,335)  1,886,590)      (11,493,068)
                                              ============     ============    ==========  ===========      ===========
Preferred stock dividends from amortization
  of beneficial conversion feature                      --        (100,000)          --            --          (130,000)
                                              ============     ============    ==========  ===========      ===========

Net loss attributed to common stockholders    $   (474,162)    $  (388,417)    (1,150,335) (1,886,590)     $(11,623,068)
                                              ============     ============    ==========  ===========      ===========

Net loss per share - basic and diluted        $      (0.01)    $     (0.01)         (0.02)     (31.57)
                                              ============     ============    ==========  ===========

Weighted average common stock
  shares outstanding - basic and diluted        72,513,000      37,078,000     65,674,000   59,764,000
                                              ============     ============    ==========   ==========

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
        FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO SEPTEMBER 30, 2005

                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600

Issuance of preferred stock for cash -
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash -
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --        130,000      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --      2,500,000        2,500             --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======


 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690
                                            =========      =======      =========     ========     ==========     =======

Issuance of common stock for services
  January 2005                                     --           --             --           --        500,000         500

 Issuance of common stock for cash
  February 2005                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  March 2005                                       --           --             --           --        500,000         500

 Issuance of common stock for cash
  March 2005                                       --           --             --           --        375,000         375

Issuance of common stock for cash
  June 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  June 2005                                        --           --             --           --      2,000,000        2000

Issuance of common stock for cash
  July 2005                                        --           --             --           --        200,000         200

Issuance of common stock for cash
  July 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  July 2005                                        --           --             --           --        166,667         166

Conversion of preferred stock to common
  Stock August 2005                        (2,500,000)       2,500)            --           --      5,000,000       5,000

Issuance of common stock for cash
  September 2005                                   --           --             --           --        100,000         100

Issuance of common stock for cash
  September 2005                                   --           --             --           --        500,000         500

Net loss for the nine months ended
     September  30, 2005                           --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at September 30,  2005            (2,500,000)     ($2,000)     4,000,000     $  4,000    $75,866,128    $ 75,866
                                            =========      =======      =========     ========     ==========     =======

                                                                                    Deficit
                                                                                  accumulated
                                                                 Deferred         during the           Total
                                              Additional       construction       development      stockholders'
                                            paid-in capital       costs              stage            deficit
                                            ---------------       -----              -----            -------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --      $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --          (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2001                       20,000                --          (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --        (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --          (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --          848,990

Net loss for the year ended 12/31/03                   --                --        (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)     $ (8,016,847)     $(1,999,632)
                                             ============      ============      ============      ===========


 Issuance of common stock for cash
  January 2004                                     24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --           55,000

Net loss for the year ended
  December 31, 2004                                    --                --        (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)     $(10,472,732)     $(2,893,767)
                                             ============      ============      ============      ===========

 Issuance of common stock for services
  January  2005                                    74,500                --                --           75,000

Issuance of common stock for cash
  February 2005                                    99,500                --                --          100,000

Issuance of common stock for services
  March 2005                                      159,500                --                --          160,000

 Issuance of common stock for cash
  March 2005                                       74,625                --                --           75,000

Issuance of common stock for cash
  June 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  June 2005                                       298,000                --                --          300,000

Issuance of common stock for cash
  July 2005                                        69,800                --                --           70,000

Issuance of common stock for cash
  July 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  July 2005                                        24,834                --                --           25,000

Conversion of preferred stock to common            (2,500)               --                --             --
  August 2005

Issuance of common stock for cash
  September 2005                                    32,900                --                --           33,000

Issuance of common stock for cash
  September 2005                                   164,500                --                --          165,000

Net loss for the nine months ended
     September 30, 2005                                --                --         (1,150,335)        (1,150,335)
                                             ------------      ------------       ------------        -----------

 Balance at September 30, 2005               $ 26,878,234      $(18,304,135)      $(11,493,068)       $(2,841,103)
                                             ============      ============       ============        ===========

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Nine  Months Ended  Nine  Months Ended    March 1, 1997 to
                                                              September 30, 2005  September 30, 2004   September 30, 2005
                                                              ------------------  ------------------  -------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $ (1,150,335)     $ (1,686,590)       $ (11,493,068)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                5,431               3,887               14,840
          Issuance of common stock for services                     503,000             881,750            5,231,815
          Interest expense from the issuance of common stock             --                                  475,150


      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                        41,370             117,042             981,337
       Accrued payable - related parties                              (55,000)            (54,000)            440,000
          Accrued settlement obligation                                    --                  --             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                   (655,534)           (937,911)         (3,699,926)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities -
    payments to acquire property and equipment                        (14,398)             (3,641)            (32,270)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                            --                  --             833,239
    Proceeds from sale of preferred stock                                  --                  --             150,000
    Proceeds from issuance of common stock                            700,000             475,000           2,795,000
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities                 700,000             475,000           3,778,239
                                                                 ------------        ------------        ------------

Net increase (decrease) in cash                                        30,086            (466,552)             46,043
Cash, beginning of period                                              15,975             489,104                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $     46,043        $     22,552        $     46,043
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $         --        $         --        $         --
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued for services                             $    503,000        $    881,750        $  5,231,815
                                                                 ============        ============        ============
    Common stock issued for financing costs and services         $         --        $         --        $    588,300
                                                                 ============        ============        ============
    Common stock issued for Architectural Agreement              $         --        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $         --        $         --        $      6,600
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

                      NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Going Concern
-------------
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $2,858,531 has debt of $2.3 million which can be called at any time, has an accumulated deficit of $11,493,068 incurred significant net losses and has used cash for operating activities of $11,493,068 since inception and $655,534 for the nine months ended September 30, 2005 respectively, all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is discussed below. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Accounting Policies:

There has been no change in accounting policies used by the Company during the Nine months ended September 30, 2005.

There were no stock options granted from the period from inception to September 30, 2005.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of September 30, 2005, the total obligation including loans of $228,329 in principal the settlement obligation of $650,000, and accrued interest of $231,426 amounted to an aggregate of $1,109,665. One half of this amount, or $554,832 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability.

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

(4)       Related Party Transactions:

During the three months ended September 30 2005, the Company paid management consulting fees of approximately $105,000 or $35,000 per month to Synthetic Systems, LLC., which is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. The company also paid to Synthetic Systems LLC., furniture rental expenses for the six and nine months ending September 30, 2005 of approximately $6,900 and $10,350 and office rent expenses of approximately $16,000 and $23,348 respectively.

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

In August 2005, a total of 2,500,000 shares of series B Preferred stock, convertible at the ratio of 2 shares of common stock for every 1 share of series B Preferred stock owned, was converted to a total of 5,000,000 shares of common stock.

In September, 2005 the company issued 600,000 shares of Common Stock for consulting services rendered. These shares were valued at the fair value of $0.33 per share for total compensation of $198,000.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management believes that this will not have a material impact on the financial statements.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

o On September 27, 2005 the company issued a press release stating that the the Observation Wheel project was going to be located Wheel at the site currently known as the Westward Ho Hotel and Casino located on the north end of the Las Vegas Strip.

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

o As of the date hereof the Company anticipates that it has enough cash to fund operations for the next two months however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

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


Recent Developments

( a )       RECENT DEVELOPMENT

On September 27, 2005 the company announced that the Observation Wheel would be located on the north end of the Las Vegas Strip at the site currently known as the Westward Ho Hotel and Casino. It is anticipated that the project will be part of a larger master planned resort.


The primary focus of the company over the next 12 months will be on the Las Vegas Project and selecting a site location in the UAE.

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

On September 27, 2005 the company announced that the Observation Wheel would be located on the north end of the Las Vegas Strip at the site currently known as the Westward Ho Hotel and Casino. It is anticipated that the project will be part of a larger master planned resort.

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

There have been several other companies that have announced to the public plans to build an observation wheel in Las Vegas. If any of these companies are successful it would diminish the possibility of the company obtaining financing.

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

Research and Development

From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through September 30, 2005, we incurred operating expenses of $11,493,068 and interest expense of $1,525,018 against no revenues, which resulted in accumulated losses of $11,493,068. Our expenses and losses have continued to increase and are expected to increase until such time the company has been provided adequate financing and is generating revenues.


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

During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing. Currently, we anticipate that our monthly cash need is approximately $152,000 per month. Approximately $89,000 per month is paid through the issuance of our common stock to consultants. These costs consist primarily of professional fees (including legal and accounting fees) and consulting fees, including those paid to related parties, as well as rent expenses and printing expenses. As of the period ending September 30, 2005 the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of September 30, 2005, the Company had current assets of $46,043 which consisted of cash on hand, and current liabilities of $2,904,574 resulting in working capital deficit of $2,858,531.

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

We are uncertain about the possible demand for our Observation Wheels. There can be no assurances that if built there will be adequate demand for our Project in Las Vegas or other proposed sites in Shanghai, China or the UAE.

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

In August 2005 Richard Hannigan our CEO and Director converted 1,000,000 shares Of Series B Preferred stock, at the ratio of 2 shares of common stock to every 1 Share of Series B Preferred stock owned, into 2,000,000 shares of common stock.

In August 2005 Myong Hannigan a Director and the spouse of our CEO Richard Hannigan converted 1,000,000 shares Of Series B Preferred stock, at the ratio of 2 shares of common stock to every 1 Share of Series B Preferred stock owned, into 2,000,000 shares of common stock.

In August 2005 Varna Group L.C. of which Tracy Jones a member and is our COO and Director converted 500,000 shares Of Series B Preferred stock, at the ratio of 2 shares of common stock to every 1 Share of Series B Preferred stock owned, into 1,000,000 shares of common stock.

In September, 2005, the Company also issued 600,000 shares of restricted Common Stock, for consulting services performed during the first quarter of 2005. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $198,000.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of September 30, 2004, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $231,426 amounted to an aggregate of $1,109,665. One half of this amount, or $554,833, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

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

99.1 Press release dated September 27, 2005 attached to 8-K dated September 28, 2005.

(b)         Reports on Form 8-K

         * On January 18, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

         * On March 17, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

         * On September 28, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

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

Dated November 21, 2005

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           November 21, 2005


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           November 21, 2005

                                       By: /s/Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           November 21, 2005