Form 10QSB/A
period 2005-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2005-12-12
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549
                                  FORM 10-QSB/A
(Mark One)

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

Indicate by check mark whether the registrant has filed all documents and reports Required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act Of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

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

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A corrects grammatical errors and enhances descriptions and disclosures not made in the original 10-QSB and does not represent a material change to the financial results of the company for the period ending September 30, 2005, as filed with the Securities and Exchange Commission (the "SEC") on November 21, 2005. Disclosure changes have been made to the Statement of Stockholders' Deficit and the Statements of Operations and grammatical errors corrections have been made throughout the document.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment a currently dated signature page and certain currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as described above, no other changes have been made to the Original filing, however, for the convenience of the reader, we have filed the Original filing in its entirety, as amended pursuant to the description above, in this Amendment. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC.

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
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                           For the period
                                                                                                         since inception on
                                                    Three Months Ended           Nine Months Ended        March 1, 1997 to
                                             September 30,    September 30, September 30, September 30,     September 30,
                                                  2005             2004          2005         2004              2005
                                              ------------     ------------  -----------   -----------      ------------
Net revenue                                   $         --     $         --   $        --  $        --      $        --
                                              ------------     ------------   ----------   -----------      -----------

Operating expenses:
  Professional and consulting fee,
     (Including YTD related party of $315,000
     in 2005 and $367,800 in 2004)                 411,517          156,059      945,790    1,686,385         8,757,675

  Stock discount expense                                --               --                        --
  Project costs                                      8,536            7,822       10,821        2,943            95,744
  Rent expense                                       8,429            7,083       23,348       20,925           112,058
  Settlement expense                                    --               --           --           --           650,000
  Other operating expenses                          28,579           70,457      118,091      124,742           566,898
                                              ------------     ------------   ----------   -----------      -----------
                                                   457,061          2241,421   1,098,050    1,834,995        10,182,375
                                              ------------     ------------   ----------   -----------      -----------

Interest (income) expense, net                      17,101          46,996        52,285       51,595         1,310,693
                                              ------------     ------------   ----------   -----------      -----------

Loss from operations before income taxes          (474,162)       (288,417)   (1,150,335)  (1,886,590)      (11,493,068)
                                              ------------     ------------   ----------   -----------      -----------

Income taxes                                            --               --          --            --                --
                                              ------------     ------------   ----------   -----------      -----------

Net loss                                          (474,162)       (288,417)    (1,150,335)  1,886,590)      (11,493,068)
                                              ============     ============    ==========  ===========      ===========
Preferred stock dividends from amortization
  of beneficial conversion feature                      --        (100,000)          --            --          (130,000)
                                              ============     ============    ==========  ===========      ===========

Net loss attributed to common stockholders    $   (474,162)    $  (388,417)    (1,150,335) (1,886,590)     $(11,623,068)
                                              ============     ============    ==========  ===========      ===========

Net loss per share - basic and diluted        $      (0.01)    $     (0.01)         (0.02)     (31.57)
                                              ============     ============    ==========  ===========

Weighted average common stock
  shares outstanding - basic and diluted        72,513,000      37,078,000     65,674,000   59,764,000
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

Issuance of common stock for services
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

Issuance of common stock for services
  September 2005                                   --           --             --           --        100,000         100

Issuance of common stock for services
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
                                            =========      =======      =========     ========     ==========     =======

                                                                                    Deficit
                                                                                  accumulated
                                                                 Deferred         during the           Total
                                              Additional       construction       development      stockholders'
                                            paid-in capital       costs              stage            deficit
                                            ---------------       -----              -----            -------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --      $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --          (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2001                       20,000                --          (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --        (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --          (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --          848,990

Net loss for the year ended 12/31/03                   --                --        (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)     $ (8,016,847)     $(1,999,632)
                                             ============      ============      ============      ===========


 Issuance of common stock for cash
  January 2004                                     24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --           55,000

Net loss for the year ended
  December 31, 2004                                    --                --        (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)     $(10,472,732)     $(2,893,767)
                                             ============      ============      ============      ===========

 Issuance of common stock for services
  January  2005                                    74,500                --                --           75,000

Issuance of common stock for cash
  February 2005                                    99,500                --                --          100,000

Issuance of common stock for services
  March 2005                                      159,500                --                --          160,000

 Issuance of common stock for cash
  March 2005                                       74,625                --                --           75,000

Issuance of common stock for cash
  June 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  June 2005                                       298,000                --                --          300,000

Issuance of common stock for services
  July 2005                                        69,800                --                --           70,000

Issuance of common stock for cash
  July 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  July 2005                                        24,834                --                --           25,000

Conversion of preferred stock to common            (2,500)               --                --             --
  August 2005

Issuance of common stock for services
  September 2005                                    32,900                --                --           33,000

Issuance of common stock for services
  September 2005                                   164,500                --                --          165,000

Net loss for the nine months ended
     September 30, 2005                                --                --         (1,150,335)        (1,150,335)
                                             ------------      ------------       ------------        -----------

 Balance at September 30, 2005               $ 26,878,234      $(18,304,135)      $(11,493,068)       $(2,841,103)
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

The accompanying notes form an integral part of these consolidated financial statements

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2005

(1)      Summary of Significant Accounting Policies:

The Company is in the entertainment development business and is planning the development of the world's tallest Ferris wheel on the Las Vegas Strip area, and other countries. The Company's corporate offices are located in Las Vegas, Nevada.

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

As a result of the agreement the Company is still determining the exact location where the Voyager Project will be located in the UAE. Voyager has not formed the new company with Allied and no stock has been offered for sale.


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

(3)      Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow of from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of September 30, 2004, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB/A, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this amended quarterly report on Form 10-QSB/A includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," or similar expressions. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

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

The Company is currently evaluating site locations in the UAE where the Observation Wheel could be constructed by the Company . There can be no guarantees that the company will be able to negotiate a land transaction that is favorable to both the company and the prospective land owner. If a proper location can not be identified the company may discontinue the project in the UAE.

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

The Company is currently obligated to repay two of its creditors at the time we receive adequate project funding. One of the creditors, Mr. Fugal, to whom the Company owes an aggregate of $1,210,000, filed a UCC-1 against the assets and intellectual property of the Company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Amended Quarterly Report on Form 10-QSB/A, Mr. Fugal has not indicated any intention to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company in the future.

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

As a result of our deficiency in working capital and other factors, our auditors included a paragraph in their report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2004, regarding substantial doubt about our ability to continue as a going concern.

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

The Company is currently obligated to repay two of its creditors at the time we receive adequate project funding. Pursuant to the Loan and Security Agreement, as amended, with Mr. Fugal, to whom the Company owes an aggregate of $1,210,000, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which would give Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of this the date of the Amended Quarterly Report on Form 10-QSB/A, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company in the future. If this occurs management may elect to seek protection under the federal bankruptcy laws.

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

In September, 2005, the Company also issued 600,000 shares of restricted Common Stock, for consulting services performed during the third quarter of 2005. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $198,000.

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

Dated December 1, 2005

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           December 1, 2005


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           December 1, 2005

                                       By: /s/Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           December 1, 2005