Form 10KSB
period 2005-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2006-04-10
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company as defined by rule 12b-2 of the Exchange Act. [ ]

     State issuer's revenues for its most recent fiscal year: $0.00
                                                              -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, a specified date within the past 60 days: As of March 31, 2006, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.12 was approximately $7,103,035.

     State the number of shares outstanding of each of the issuer's classes of equity, as of the last practicable date: 77,994,460 shares as of common stock, 500,000 shares of Preferred Series A stock and 1,500,000 shares of Preferred Series B stock as confirmed by the company's transfer agent on March 4, 2006.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2005

PART I                                                                     Page


Item     1.  Description of Business                                         2
Item     2.  Description of Property                                         6
Item     3.  Legal Proceedings                                               6
Item     4.  Submission of Matters to a Vote of Security Holders             7

PART II
Item     5.  Market for Common Equity and Related Stockholder Matters        7
Item     6.  Managements' Discussion and Analysis or Plan of Operation      10
Item     7   Consolidated Financial Statements                              18
Item     8   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                       19
PART III

Item     9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              20
Item     10  Executive Compensation                                         21
Item     11  Security Ownership of Certain Beneficial Owners and Management 22
Item     12  Certain Relationships and Related Transactions                 25
Item     13  Exhibits, Consolidated Financial Statement Schedules and
             Reports on Form 8-K                                            28
Item     14  Principal Accounting Fees and Services                         29

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


(b)    GENERAL BUSINESS DEVELOPMENT


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

     On November 15, 2002, we entered into a loan and security agreement with Mr. Dan Fugal, an unaffiliated individual, whereby Mr. Fugal was to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million. The company does not plan to exercise any additional funds from this credit line.

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

The consolidated financial statements included in this filing have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, incurred significant losses since inception of $12,079,389 and used cash for operations of $887,534 and $1,094,500 during the years ended December 31, 2005 and 2004, respectively. The Company also has a working capital deficit of $3,148,210 and a stockholders' deficit of $3,132,424 as of December 31, 2005. Additionally, a lender has the right to foreclose on the assets of the Company if the demand for repayment of $1.2 million is not made. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position. However, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.


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

         The Company will require substantial additional funds to fulfill its business plan and successfully develop its three Observation Wheel projects. The Company intends to raise these needed funds from private placements of its securities, debt financing or internally generated funds from the licensing of its intellectual property or service fees. As of the date of this filing the Company has not received a firm commitment for financing of any of the projects And the company has not acquired the appropriate location for the project. The company continues to receive and evaluate opportunities throughout Asia as well as Shanghai, China.

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

Currently the the primary effort of the UAE project is acquiring the proper location. There can be no guarantees that we will find a suitable location. However, we continue our best efforts.

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

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through December 31, 2005, we incurred operating expenses of $10,751,272 and interest expense of $1,328,118 against no revenues, which resulted in accumulated losses of $12,079,389.

Employees
         As of December 31, 2005, we only had unpaid Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director, and Myong Hannigan Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

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

None.

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

                                       2005                                           2004
--------------------------------------------------------------------------------------------------------------
                 Low     High             Low    High             Low     High            Low     High
                 Bid     Bid     Close    Ask    Ask     Close    Bid     Bid    Close    Ask     Ask    Close
--------------------------------------------------------------------------------------------------------------
1st  Quarter    $0.13    $0.50   $0.32   $0.15   $0.51   $0.34   $0.105  $0.27   $0.19   $0.11   $0.33   $0.23
--------------------------------------------------------------------------------------------------------------
2nd Quarter     $0.12    $0.36   $0.27   $0.16   $0.43   $0.31   $0.16   $0.51   $0.20   $0.19   $0.53   $0.23
--------------------------------------------------------------------------------------------------------------
3rd  Quarter    $0.23    $0.55   $0.41   $0.235  $0.60   $0.44   $0.40   $0.75   $0.31   $0.23   $0.78   $0.36
--------------------------------------------------------------------------------------------------------------
4th  Quarter    $0.17    $0.42   $0.24   $0.165  $0.44   $0.25   $0.41   $0.96   $0.46   $0.46   $1.01   $0.51
--------------------------------------------------------------------------------------------------------------

(b) HOLDERS OF COMMON STOCK

         As of December 31, 2005, we had approximately 77 stockholders of record (not including shares held by brokers or in street name), of the 77,832,793 shares of Common Stock outstanding. The closing bid stock price on March 4, 2006 was $0.12.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In the year ended December 31, 2005 we issued and sold the following unregistered securities:

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

In June 2005, the Company sold 2,666,667 shares of Common Stock for $400,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $400,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

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

In November 2005, the Company sold 166,667 shares of Common Stock for $25,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $25,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.


In December 2005, the Company sold 1,800,000 shares of Common Stock for $270,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $270,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.


SUBSEQUENT EVENTS
------------------

In February 2006, the Company sold 166,667 shares of Common Stock for $25,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $25,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

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

Plan of Operation

         During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however, actual production will not commence until we have sufficient capital for construction and marketing. Currently, our monthly cash need is approximately $74,000 per month. As of the year ending December 31, 2005 the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

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

Results of Operations

Years Ended December 31, 2005 and December 31, 2004

                                         For the year ended For the year ended
                                          December 31, 2005 December 31, 2004
                                          -----------------    -----------------

Net revenue                                  $        --         $        --

Operating expenses:
  Professional and consulting fees             1,469,866            2,211,423
  Rent expense                                    31,794               27,900
  Settlement expense, excluding interest              --                  --
  Project costs                                   11,592                3,463
  Other operating expenses                        35,605              144,011
                                             -----------          -----------
                                               1,666,948            2,386,798
                                             -----------          -----------
Loss from operations                           1,736,658           (2,386,798)
Interest expense                                  69,710               69,088
                                             -----------          -----------
Loss before income taxes                       1,736,658           (2,455,885)
Income taxes                                          --                  --
                                             -----------          -----------
Net loss                                     $ 1,736,658           (2,455,885)
                                             -----------          -----------

         Revenues. We did not have any revenues for the fiscal year ending December 31, 2005 and 2004. There was no change in revenues from the year ending 2005 versus 2004 because we are still in a development stage and revenues will not be generated until operations of an Observation Wheel begin.

         Blue Prints/Project Costs for the year ended December 31, 2005 were $11,592 which is $8,129 more than the $3,463 of project costs incurred in the year ended December 31, 2004. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. In the fiscal year ended December 31, 2005 the Company converted the presentation materials into mini DVD presentations. The increase in projects costs was attributed to the purchase Of mini DVD players and metal boxes necessary to ship the presentations to prospective funding partners. Our total project costs since inception are $120,504.

         Computer Supplies. For the year ended December 31, 2005 computer expenses Were $10,884 versus $20,272 for the year ending December 32, 2004. There was a total in computer supplies expense of $9,388 or 46% for 2005 versus 2004. The company was not required to purchase as many computers and printers in 2005 versus 2004.

         Entertainment Expense. We had entertainment expenses for the year ending December 31, 2005 of $21,251 versus $14,851 for the year ending December 31, 2004 that attributed to a gain in entertainment Expenses of $6,400 or 43%.

         Operating Expenses. We had operating expenses of $1,666,948 for the year ended December 31, 2005 verses operating expenses of $2,386,798 for the year ended December 31, 2004 which primarily consisted of office rental expenses, legal and accounting fees and professional expenses. There was a decrease in our operating expenses for the year ending December 31, 2005 of $719,850. The decrease in operating expenses for the year ending December 31, 2005 was primarily due to the fact that the company utilized fewer consultants throughout 2005, and was not required to issue its common stock for services. We did not incur any settlement expenses in 2005. If the company receives funding for either the Las Vegas Project or the UAE Project we expect these fees to increase substantially including support for employees that will be required.

          Professional and Consulting Fees. We paid professional and consulting fees of $1,469,866 for the year ending December 31, 2005 versus $2,211,423 for the year ending December 31, 2004 that attributed to a decrease of $741,558 or 34%. Our primary expense is the issuance of common stock to consultants as well as professional fees to Synthetic Systems totaling $800,000 during 2005 of which an accrued but unpaid bonus of $390,000 remains outstanding. Synthetic Systems is controlled by our President. In 2005 we issued fewer shares to consultants for services than in 2004.

          Miscellaneous Expenses. In the year ending December 31, 2005 we did not incur any miscellaneous expenses versus $10,000 in miscellaneous expenses for the year ending December 31, 2004 or a decrease of 100%.

          Office Supplies and Postage. We incurred $21,954 in office supplies and postage Expenses for the year ending December 31, 2005 versus $12,851 for the year ending December 31, 2004 that was an increase of $9,103 or 71%.

         Travel Expenses. We had travel expenses of $38,981 for the year ending December 31, 2005 versus $21,092 for the period ending December 31, 2004 that was an increase of $17,889 or 85%. The increase in travel expenses was attributable to an increase in travel of our executives to UAE in 2004.

         Net Losses from Operations. As a result of the decreases, primarily in professional and consulting fees where our common stock was issued for services, net loss from operations for the period ended December 31, 2005 was $1,736,658 and was a decrease of $719,227 as compared to the net loss from operations of $2,455,885 for the year ended December 31, 2004.

         Interest Expense. Our interest expense for the year ending December 31, 2005 was $69,710 verses $69,088. The slight increase in interest expense for 2005 was primarily due to the fact the company accrues interest expense on a payable at the rate of 8% per annum.

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

         As of December 31, 2005, we had current assets of $108,552, which consisted primarily of cash on hand and current liabilities of $3,256,762, resulting in working capital deficit of $3,148,210 versus current assets of $24,438, current liabilities of $2,918,204 and a working capital deficit of $2,893,766 respectively for the year ending December 31, 2004. The increase in cash was attributable to the Company conducting private placement transactions throughout 2005.

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

         On February 15, 2003, we executed an amendment to the Loan and Security Agreement to amend the term date from February 15, 2003 to April 15, 2003. As of the year ending December 31, 2005 Mr. Fugal has loaned $605,000 to the Company. The loan and security agreement with Mr. Fugal has expired and requires the company to repay $605,000 to Mr. Fugal as well as a one time interest payment of

$605,000. Any agreements or amendments for Mr. Fugal to provide additional funds have been canceled, and the Company is obligated to repay a total of $1,210,000. As a requirement of the Agreement the Company is obligated to repay Mr. Fugal when an adequate amount of funding is received. At this time unless funding is received it is likely that the Company will be unable to repay the debt. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which would give Mr. Fugal the right to institute foreclosure proceedings toward the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of this date Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company. The company does not plan to exercise any additional funds from this credit facility.

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

The primary goal for the UAE project is locating an appropriate site for the project To be located. Their can be no guarantees that if a site is located that it will Be attainable at terms acceptable to the Company and its partner.

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

            Our articles of incorporation authorize the issuance of 200,000,000 shares of common stock. As of March 31, 2006 we have 77,994,460 shares of our common stock issued and outstanding. We are also authorized to issue 50,000,000 shares of our Preferred Stock par value $.001 of which there are 500,000 shares of Series A, with no face value, convertible to Common Stock at 10 to 1 and 1,500,000 shares of Preferred B Stock face value of $.10 convertible to Common Stock at 2 to 1. The future issuance of all or part of our remaining authorized Common Stock, Preferred Stock or any combination of either, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Personnel

         As of December 31, 2005, we had three Officers and Directors. The Company pays approximately $35,000 a month in consulting fees to Synthetic Systems LLC, an entity wholly owned by Richard Hannigan. We are dependent upon Richard Hannigan, President, CEO and Director and Tracy Jones, COO and Director and Myong Hannigan Secretary and Treasurer. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Going Concern

The consolidated financial statements included in this filing have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, incurred significant losses since inception of $12,079,389 and used cash for operations of $887,534 and $1,094,500 during the years ended December 31, 2005 and 2004, respectively. The Company also has a working capital deficit of $3,148,210 and a stockholders' deficit of $3,132,424 as of December 31, 2005. Additionally, a lender has the right to foreclose on the assets of the Company if the demand for repayment of $1.2 million is not made. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing.
 Management intends to use borrowings and security sales to mitigate the effects of its cash position. However, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

         Notes to Consolidated Financial Statements                 F-6 - F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


Board of Directors
Voyager Entertainment International, Inc. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Voyager Entertainment International, Inc. (a Development Stage Company) and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Voyager Entertainment International, Inc. as of December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Voyager Entertainment International, Inc. as of December 31, 2005, and the results of their consolidated operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has no established source of revenue, has a working capital deficit of $3,148,210, has debt of $1.2 million which can be called at any time, has an accumulated deficit of $10,342,732, incurred significant net losses of $1,736,658 and has used cash for operating activities of $887,534 in 2005 all of which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
Las Vegas, NV

March 31, 2006

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2005

                                                ASSETS
Current asset:
  Cash and cash equivalents                                         $    108,552

Total Current Assets                                                                $    108,552
                                                                                    ------------

 Property and equipment, net of
  accumulated depreciation                                                                15,786
                                                                                    ------------

          Total assets                                                              $    124,338
                                                                                    ============


                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                             $    134,630
  Accrued expenses - related party                                       785,000
  Loans and settlement payable including accrued
    interest of $179,025                                               1,127,132
  Note payable and accrued interest of $605,000                        1,210,000
                                                                    ------------

          Total current liabilities                                                 $  3,256,762


Stockholders' deficit:
  Preferred stock 50,000,000 authorized - Series A; $.001 par
    value; 1,500,000 shares designated, 500,000 shares outstanding           500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    designated, 1,500,000 shares outstanding                               1,500
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 77,832,793 shares issued and outstanding
    Issued and outstanding                                                77,833
  Additional paid-in capital                                          27,171,267
  Deferred construction cost                                         (18,304,135)
  Deficit accumulated during development stage                       (12,079,389)
                                                                    ------------

          Total stockholders' deficit                                                 (3,132,424)
                                                                                    ------------

          Total liabilities and stockholders' deficit                               $    124,338
                                                                                    ============

The accompanying notes form an integral part of these consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Audited
                                                                                             For the period
                                                                Year Ended                   since inception on
                                                                                             March 1, 1997 to
                                                 December 31, 2005     December 31, 2004     December 31, 2005
                                                 -----------------     -----------------     -----------------
Net revenue                                        $         --          $         --          $         --

Operating expenses:
  Professional and consulting fees
    (including   $660,000 to related parties
     in 2004 and 800,000 in 2005)                     1,469,866            2,211,423              9,281,751
  Project costs                                          11,592                3,463                 92,179
  Rent expense                                           31,794               27,900                120,504
  Settlement expense                                         --                   --                650,000
  Other operating expenses                              153,696              144,011                606,839
                                                   ------------          ------------          ------------
                                                      1,666,948            2,386,797             10,751,272
                                                   ------------          ------------          ------------

Interest expense                                         69,710               69,088              1,328,118
                                                   ------------          ------------          ------------

Loss from operations before income taxes             (1,736,658)          (2,455,885)           (12,079,389)
                                                   ------------          ------------          ------------

Income taxes                                                 --                   --                     --

Net loss                                            $(1,736,658)        $ (2,455,885)          $(12,079,389)
                                                   ============          ============          ============

Preferred stock dividends                                    --                   --               (130,000)
                                                   ------------          ------------          ------------

Net loss attributed to common stockholders           (1,736,658)           (2,455,885)          (12,209,389)
                                                   ============          ============          ============

Net loss per share - basic and diluted              $     (0.02)         $      (0.04)
                                                   ============          ============

Weighted average common stock
  shares outstanding - basic and diluted             72,741,543            60,983,000
                                                   ============          ============

The accompanying notes form an integral part of these consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

      FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO DECEMBER 31, 2005



                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600

Issuance of preferred stock for cash -
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash -
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --        130,000      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --     (2,500,000)      (2,500)            --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======



 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

 Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690
                                            =========      =======      =========     ========     ==========     =======

 Issuance of common stock for services
  January 2005                                     --           --             --           --        500,000         500

 Issuance of common stock for cash
  February 2005                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  March 2005                                       --           --             --           --        500,000         500

 Issuance of common stock for cash
  March 2005                                       --           --             --           --        375,000         375

Issuance of common stock for cash
  June 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  June 2005                                        --           --             --           --      2,000,000        2000

Issuance of common stock for cash
  July 2005                                        --           --             --           --        200,000         200

Issuance of common stock for cash
  July 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  July 2005                                        --           --             --           --        166,667         166

Conversion of preferred stock to common
  Stock August 2005                                --           --     (2,500,000)      (2,500)     5,000,000       5,000

Issuance of common stock for cash
  September 2005                                   --           --             --           --        100,000         100

Issuance of common stock for cash
  September 2005                                   --           --             --           --        500,000         500

Issuance of common stock for cash
  November 2005                                    --           --             --           --        333,333         333

Issuance of common stock for cash
  November 2005                                    --           --             --           --        800,000         800

Issuance of common stock for cash
  November 2005                                    --           --             --           --        666,667         667

Issuance of common stock for cash
  December 2005                                    --           --             --           --        166,667         167


Net loss for the year ended
  December 31, 2005                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2005                 500,000      $   500      1,500,000     $  1,500     77,832,793     $77,833
                                            =========      =======      =========     ========     ==========     =======

                                                                                    Deficit
                                                                                  accumulated
                                                                 Deferred         during the           Total
                                              Additional       construction       development      stockholders'
                                            paid-in capital       costs              stage            deficit
                                            ---------------       -----              -----            -------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --      $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --          (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2001                       20,000                --          (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --        (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --          (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --          848,990

Net loss for the year ended 12/31/03                   --                --        (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)     $ (7,886,847)     $(1,999,632)
                                             ============      ============      ============      ===========



 Issuance of common stock for cash
  January 2004                                     24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

Conversion of preferred stock to
  common stock February 2004                       (4,500)               --                --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --           55,000

 Net loss for the year ended
  December 31, 2004                                    --                --        (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)     $(10,342,732)     $(2,893,767)
                                             ============      ============      ============      ===========


Issuance of common stock for services
  January  2005                                    74,500                --                --           75,000

Issuance of common stock for cash
  February 2005                                    99,500                --                --          100,000

Issuance of common stock for services
  March 2005                                      159,500                --                --          160,000

 Issuance of common stock for cash
  March 2005                                       74,625                --                --           75,000

Issuance of common stock for cash
  June 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  June 2005                                       298,000                --                --          300,000

Issuance of common stock for cash
  July 2005                                        24,833                 --                --          25,000

Issuance of common stock for cash
  July 2005                                        69,800                 --                --          70,000

Issuance of common stock for cash
  July 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  July 2005
Conversion of preferred stock to common            (2,500)               --                --               --
  August 2005

Issuance of common stock for cash
  September 2005                                   32,900                 --                --          33,000

Issuance of common stock for cash
  September 2005                                   164,500                --                --         165,000


Issuance of common stock for cash
  November 2005                                     49,667                --                --          50,000

Issuance of common stock for cash
  November 2005                                    119,200                --                --         120,000

Issuance of common stock for cash
  November 2005                                    99,333                 --                --         100,000

Issuance of common stock for cash
  December 2005                                    24,833                 --                --          25,000


Net loss for the year ended
  December 31, 2005                                    --                --        (1,736,658)      (1,736,658)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2005                $ 27,171,267      $(18,304,135)     $(12,079,389)     $(3,157,454)
                                             ============      ============      ============      ===========

The accompanying notes form an integral part of these consolidated financial statements.

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           For the period
                                                                    Year Ended       Year Ended            since inception on
                                                                                                           March 1, 1997 to
                                                                 December 31, 2005  December 31, 2004      December 31, 2005
                                                                 -----------------  -----------------      -----------------
Cash flows provided by (used for) operating activities:
    Net loss                                                        $(1,736,658)         (2,455,885)        $(12,079,389)
                                                                    -----------         -----------         ------------

    Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation                                                    7,566               5,327               16,974
          Issuance of common stock for services                         503,000             936,750            5,231,815
          Interest expense from the issuance of common stock                 --                  --              475,150


    Changes in assets and liabilities:
    (Increase) decrease in assets:


      Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                          48,558             103,308              988,525
      Accrued payable - related parties                                 290,000             316,000              785,000
          Accrued settlement obligation                                      --                  --              650,000
                                                                    -----------         -----------         ------------

           Net cash used for operating activities                      (887,534)         (1,094,500)          (3,931,925)
                                                                    -----------         -----------         ------------

Cash flows used for investing activities -
          Payments to acquire property and equipment                    (14,889)             (3,630)             (32,670)
                                                                    -----------         -----------         ------------
          Net cash used for investing activities                        (14,889)             (3,630)             (32,670)
                                                                    -----------         -----------
------------
Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                              --                  --              833,239
    Proceeds from sale of preferred stock                                    --                  --              150,000
    Proceeds from issuance of common stock                              995,000             625,000            3,090,000
                                                                    -----------         -----------         ------------

           Net cash provided by financing activities                    995,000             625,000            4,073,239
                                                                    -----------         -----------         ------------

Net increase (decrease) in cash                                          92,577            (473,130)             108,552
Cash, beginning of year                                                  15,974             489,104                   --
                                                                    -----------         -----------         ------------

Cash, end of year                                                   $   108,552         $    15,974         $    108,552
                                                                    ===========         ===========         ============

Cash paid during the period for:
    Interest expense                                                $        --         $        --         $         --
                                                                    ===========         ===========         ============
    Income taxes                                                    $        --         $        --         $         --
                                                                    ===========         ===========         ============

Non cash financing activity:
    Common stock issued for services                                $   503,000         $   936,750         $  5,231,815
                                                                    ===========         ===========         ============
    Common stock issued for financing costs and services            $        --         $        --         $    588,300
                                                                    ===========         ===========         ============
    Common stock issued for Architectural Agreement                 $        --         $        --         $ 18,304,135
                                                                    ===========         ===========         ============
    Conversion of preferred stock to common stock                   $     5,000         $        --         $     11,600
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

Going Concern
-------------


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $3,148,210, has debt of $1.2 million which can be called at any time, has an accumulated deficit of $12,079,389 incurred significant net losses of $1,736,658 and $2,455,855 and has used cash for operating activities of $887,534 and $1,094,500 in 2005 and 2004, respectively all of which raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
..

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the Las Vegas Project as well as other projects and continually seek funding opportunities. Management also intends to raise additional capital through the sale of it's stock to private individuals that have prior relationships with the company and have been successful in providing enough capital in the past for minimal operations in the past. However, there can be no guarantees that management will continue to be successful in the future. The company is currently indebted to two creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company causing the Company to be insolvent.

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

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2005 and 2004, the Company has no items that represent other comprehensive income and, accordingly, has not included a Statement of Comprehensive Income in the financial statements.

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

Stock option awards are valued using the Black-Scholes option-pricing model. The Company did not issue any Stock option rewards during the years ended December 31, 2005 and 2004.

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

Concentration - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. As of December 31, 2005 there was $8,552 over the federally insurable limit. The Company has not experienced any losses in such accounts.

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives from 5 to 7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2005 and 2004 was $7,005 and $5,919, respectively.

Segment Information:

The Company's management believes it operates in a single business segment; all operations for the year ended December 31, 2005 and 2004 are domestic.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

(2)      Property and equipment:

       The cost of property and equipment at December 31, 2005 consisted of the following:

                  Computer equipment                         $ 32,148
                  Less accumulated depreciation               (16,362)
                                                             --------

                                                             $ 15,786
                                                             ========

       Depreciation expense for the years ended December 31, 2005 and 2004 was $7,566 and $2,065 respectively.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of December 31, 2005, the total obligation included loans of $228,239 in principal, the settlement obligation of $650,000, and accrued interest of $248,893 amounted to an aggregate of $1,127,132. One half of this amount, or $563,566 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. Mr. Tyner who controls First Nevada Development is a shareholder in our company and owns approximately
7.4 million shares of our common stock.


(4)      Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of December 31,2005, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Annual Report on Form 10-KSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

(5)       Related Party Transactions:

During February 2004, the Company paid $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to a Contractor Agreement between Western Architectural Services and the Company to design and build a car for the Voyager project and conduct a feasibility study.

During the year ended December 31, 2005, the Company awarded a bonus of $380,000 payable to Synthetic Systems, LLC, an entity jointly owned by its Chief Executive Officer and Secretary. At December 31, 2005 accrued expenses - related party consists of the $785,000 unpaid bonus balance, which includes $380,000 and $370,000 from the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31 2005, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC. For a total of $420,000. Synthetic Systems is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. The company also paid to Synthetic Systems LLC., office rent expenses of approximately $31,794 and furniture and equipment lease Of $13,800 or $1,150 per month.

(6)     Litigation

None.

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

In August 2005 Richard L. Hannigan, Sr. an officer and director converted 1,000,000 Series B Preferred shares into 2,000,000 Common shares of the Company.

In August 2005 Myong Hannigan, an officer and director converted 1,000,000 Series B Preferred shares into 2,000,000 Common shares of the Company.

In August 2005 Varna Group LC, an entity of which Tracy Jones has control and officer and director of the Company converted 500,000 Series B Preferred shares into 1,000,000 Common shares of the Company.



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

The Company issued 2,812,500 shares of restricted common stock to Western Architectural ("WAL") in consideration for Western Architecture's contract sum of $18,141,533 classified as deferred financing costs, to be expensed as earned. As of December 31, 2005, no amounts have been earned by WAL and accordingly, no amounts have been expensed. Although he is now a related party, at the time of this transaction, this principal of WAL was not a related party.

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

In November 2005, $25,000 was received for 166,667 common shares at $0.15 per share.

In December 2005, $270,000 was received for 1,800,000 common shares at $0.15 per share.


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

 In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2005, no options have been issued under this plan.

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


Deferred Construction Costs
---------------------------

On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western"), pursuant to which Western will provide to the Company certain architectural services for the L.V. Voyager Project and in exchange for which the Company issued 2,812,500 shares of restricted Common Stock to Western. Moreover, pursuant to the Contractor Agreement, Western is entitled to earn up to an aggregate of $18,141,533. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Mr. Jones, currently an executive officer, director and significant stockholder of the Company, formed Western in 1982 and is currently its 85% majority owner and managing member.

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay sub contractors. At the time the contract was issued the shares of the company were trading at $6.50 per share. The current stock price of the company has a trading range of $0.10 to $0.50. If at the time Western performs the services contracted and the share price is below $6.50 per share the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Mr. Jones, the majority owner of Western is currently an affiliate of the company which will also limit the amount of shares that can be sold by an based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933.


(9)      Income Taxes:

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

                                                   2005             2004

         Federal income tax rate                   35.0%            35.0%
         Accrued expenses and stock based         (17.0)            (17.0)
         Effect of net operating loss             (28.0)%           (28.0)%
                                                  -----            -----
         Effective income tax rate                  0.0%             0.0%
                                                  -----            -----

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

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
                                                       -----------

At December 31, 2005, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the years ended December 31, 2005 and 2004 were an increase of approximately $850,000 and $2,100,000, respectively. Net operating loss carry forwards start to expire in 2021.

(10)      SUBSEQUENT EVENTS
          -----------------

In February 2006, $25,000 was received for 166,667 common shares at $0.15 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


SUBSEQUENT EVENTS
-----------------

On January 17, 2006 Stonefield Josephson, Inc. ("Stonefield") resigned as the Company's independent registered public accounting firm.

As a result, the Company's board of directors believed that it was in the best interest of the Company to seek local representation. On January 23, 2006 upon approval of the board of directors the Company engaged De Joya Griffith & Company, LLC ("De Joya Griffith") of Las Vegas, Nevada to serve as the Company's independent auditors.

Stonefield Josephson, Inc. had audited the Company's financial statements for each of the two fiscal years ended December 31, 2004 and December 31, 2003. The report of Stonefield Josephson, Inc. for each of those years did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except that the audit report of Stonefield Josephson, Inc. on the financial statements of the registrant as of and for the fiscal year ended December 31, 2004 contained an explanatory paragraph expressing substantial doubt about the registrant's ability to continue as a going concern.

During the two most recent fiscal years and the subsequent interim period through the date of Stonefield's resignation there were no disagreements with Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Stonefield Josephson, Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

There were no other "reportable events" as that term is described in Item 304
(a)(1)(iv)(B) of Regulation S-B occurring within the registrant's two most recent fiscal years and through the subsequent interim period through the date of Stonefield's resignation.

During the two most recent fiscal years ended December 31, 2005 and December 31, 2004 and the subsequent interim period ending through the date of engagement, the Company did not consult De Joya Griffith with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any disagreement as described under Item 304(a)(1)(iv)(B) of Regulation S-B, or event described under Item 304(a)(2) of Regulation S-B.


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

None.

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

------------------------------------------------------------------------
Name                      Age                Positions and Offices held
------------------------------------------------------------------------
Richard Hannigan          56                   President, CEO and
                                               Director
------------------------------------------------------------------------
Tracy Jones               53                   Chief Operating
                                               Officer and Director
------------------------------------------------------------------------
Myong Hannigan            57                   Secretary, Treasurer and
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

BOARD OF DIRECTOR'S REPORT ON EXECUTIVE REPORT ON EXECUTIVE COMPENSATION

         General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2005, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, and written representations from our executive officers and directors, our belief is that during and prior to the year ended 2005, all reports were filed timely as required except for the following:

Officer, Director or 10% Stockholder      Required Form   Transaction and Date

Richard Hannigan                          Form 4          Converted 1,000,000 shares of Series B
                                                          Convertible Preferred Stock into 2,000,000
                                                          shares of Common Stock on August 17, 2005

Myong Hannigan                            Form 4          Converted 1,000,000 shares of Series B
                                                          Convertible Preferred Stock into 2,000,000
                                                          shares of Common Stock on August 17, 2005

Tracy Jones                               Form 4          Converted 500,000 shares of Series B
                                                          Convertible Preferred Stock into 1,000,000
                                                          shares of Common Stock on August 17, 2005



CODE OF ETHICS

The Company has not adopted a code of ethics primarily because there are only three officers and directors who have focused mainly on acquiring a suitable site location and financing for the project. The Company plans to adopt a code of ethics as soon as practicable.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the fiscal period(s) for the past three years for our Executive Officers who served in those positions, and the remaining two executive officers of the Company who were serving as executive officers as of December 31, 2005.


SUMMARY COMPENSATION TABLE

===========================================================================================================================
                                                                               Long Term Compensation
===========================================================================================================================
===========================================================================================================================
                                      Annual Compensation                  Awards                 Payouts
===========================================================================================================================
===========================================================================================================================
                                                   Other Annual  Restricted      Securities                    All Other
Name and Principle            Salary      Bonus    Compensation     Stock        Underlying     LTIP Payouts  Compensation
    Position          Year     ($)        ($)(1)      ($)(2)     Award(s) ($)  Options/SARs (#)      ($)           ($)
===========================================================================================================================
Richard Hannigan
    President/CEO/    2005      -0-      190,000     210,000         -0-             -0-            -0-            -0-
    Director
Tracy Jones           2005      -0-        -0-         -0-           -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2005      -0-      190,000     210,000         -0-             -0-            -0-            -0-
    Secretary

Richard Hannigan
    President/CEO/    2004      -0-      185,000     145,000         -0-             -0-            -0-            -0-
    Director
Tracy Jones           2004      -0-        -0-         -0-           -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2004      -0-      185,000     145,000         -0-             -0-            -0-            -0-
    Secretary

Richard Hannigan      2003     $-0-      $94,500   $1,180,000        -0-             -0-            -0-            -0-
    President/CEO/
      Director
Tracy Jones           2003     $-0-        -0-      $470,000         -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2003     $-0-      $94,500   $1,180,000        -0-             -0-            -0-            -0-
    Secretary

===========================================================================================================================

(1) 2005 Bonus: The Company awarded a cash bonus of $380,000 payable to Synthetic Systems, Inc., of which none had been paid as of December 31, 2005. Synthetic Systems, Inc. is jointly owned equally by Richard L. Hannigan Sr., our President, and Myong Hannigan our Secretary. The total bonus of $380,000 will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable.

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

(2) 2005: Other Annual Compensation for fiscal year 2005 includes (i) $420,000 in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned by Richard and Myong Hannigan (Mr. Hannigan $210,000 and Ms. Hannigan $210,000)

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

There were no stock options issued to any employee or consultants for the year ending December 31, 2005 and there have not been any options issued since inception. The board of directors determines on an individual basis as to whether the Company should issue stock for services. There are no current plans to issue additional stock for services. However, as the Company conducts business there may be situations from time to time where the Company may elect to issue stock for services.

         The following table sets forth information as of March 31, 2006 with respect to the beneficial ownership of the Company's Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by (i) each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

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
=======================================================================================================

=======================================================================================================
                       Gregg Giuffria (5)
                       8617 Rainbow Ridge Dr
                       Las Vegas, NV 89117                              10,000,000           12.82%
=======================================================================================================
                       Don and Nancy Tyner (5)
                       9807 Highridge
                       Las Vegas, NV 89134                              7,450,694             9.55%
=======================================================================================================
                       Richard Hannigan (6)
                       President, CEO
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             14,585,000           18.70%%
=======================================================================================================
                       Myong Hannigan (6)
                       Secretary
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             14,585,000           18.70%
=======================================================================================================
                       Tracy Jones
                       COO
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             4,217,500             5.4%
=======================================================================================================
                       All Directors & Officers as a Group              18,802,500            24.1 %
=======================================================================================================

=======================================================================================================
                       Veldon Simpson (3)                                 500,000              100%
                       193 South 200 East
                       St George, UT 84770
=======================================================================================================
                       Gregg Giuffria                                      -0-                -0-
=======================================================================================================
                       Richard Hannigan
                       President, CEO                                      -0-                -0-
=======================================================================================================
                       Myong Hannigan
                       Secretary                                           -0-                -0-
=======================================================================================================
                       Tracy Jones
                       COO                                                 -0-                -0-
=======================================================================================================
                       All Directors & Officers as a Group                 -0-                -0-
=======================================================================================================


Series B Preferred Stock
=======================================================================================================
                       Dan and Jill Fugal (4)                           1,000,000            25.0%
                       1216 N 600 W
                       Pleasant Grove UT 84062
=======================================================================================================
                       Richard Hannigan
                       President, CEO                                       -0-               0.0%
=======================================================================================================
                       Myong Hannigan
                       Secretary                                            -0-               0.0%
=======================================================================================================
                       Tracy Jones (8)
                       COO                                                500,000            33.33%
=======================================================================================================
                       All Directors & Officers as a Group (8)          1,500,000
                                                                                             33.33%
=======================================================================================================

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

(2) Calculations are based on 77,994,460 shares of Common Stock, 500,000 shares of Series A Convertible Preferred Stock, and 1,500,000 shares of Series B Convertible Preferred Stock, as applicable, outstanding as of March 31, 2005. Each outstanding share of Series A Convertible Preferred Stock is immediately convertible into 10 shares of Common Stock, and each outstanding shares of Series B Convertible Preferred Stock is immediately convertible into 2 shares of Common Stock.

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

(6) Richard Hannigan and Myong Hannigan are husband and wife, Richard Hannigan directly owns 9,585,000 shares of Common Stock, and Myong Hannigan is the direct owner of 5,000,000 shares of Common Stock.

(7) Mr. Jones is the direct owner of 70,000 shares of Common Stock, 500,000 shares of Series B Convertible Preferred Stock, which are immediately convertible into 1,000,000 shares of Common Stock and 335,000 shares of Common Stock owned by the Tracy Jones Charitable Remainder Trust. In addition, Mr. Jones (i) is the sole owner of Western Architectural LLC and deemed to beneficially own the 2,812,500 shares of Common Stock owned by Western and (ii) is the majority owner of Varna Holdings LC and deemed to beneficially own the 1,000,000 shares of Common Stock owned by Varna Holdings, LC.

(8) Includes an aggregate of 1,500,000 shares of Series B Convertible Preferred Stock which are immediately convertible into 3,000,000 shares of Common Stock.

(9) Includes all shares beneficially owned as reported by the Company's transfer agent Nevada Agency and Trust Company.

(10) Includes 1,000,000 shares of Common Stock directly by Varna Holdings, LC, of which Mr. Jones owns a majority of the outstanding interests.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned jointly by Richard L. Hannigan, Sr., our President and CEO and Myong Hannigan, Secretary, Mr. Hannigans spouse. We are obligated to pay to Synthetic $35,000 per month for management and consulting fees. As of the year ended December 31, 2005 the company had paid a total of $420,000 to Synthetic Systems for professional and consulting fees. Moreover, during 2005, our Board of Directors approved a bonus to Synthetic in the amount of $380,000. As of December 31, 2005 the Company had not paid any of the bonus that had been awarded. We also currently lease 2,100 square feet of office space on a month-to-month basis from Synthetic for $2,325 per month and paid as of December 31, 2005 an aggregate of $31,794.

        In addition, the Company leases office furniture and equipment from Synthetic at a monthly rental rate of $1,150. During 2005, the Company paid an aggregate of $13,800 or $1,150 per month to Synthetic for the lease of this office furniture and equipment.

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

                      Richard Hannigan                    1,000,000 shares
                      Tracy Jones                         500,000 shares
                      Myong Hannigan                      1,000,000 shares

         On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western"), pursuant to which Western will provide to the Company certain architectural services for the L.V. Voyager Project and in exchange for which the Company issued 2,812,500 shares of restricted Common Stock to Western. Moreover, pursuant to the Contractor Agreement, Western is entitled to earn up to an aggregate of $18,141,533. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Mr. Jones, currently an executive officer, director and significant stockholder of the Company, formed Western in 1982 and is currently its 85% majority owner and managing member.

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

         On August 17, 2005, Richard L. Hannigan Sr., our President and CEO, converted a total of 1,000,000 shares of Series B Convertible Preferred Stock held by Mr. Hannigan into 2,000,000 shares of our Common Stock.

         On August 17, 2005, Myong Hannigan, our Secretary converted a total of 1,000,000 shares of Series B Convertible Preferred Stock held by Mr. Hannigan into 2,000,000 shares of our Common Stock.

         On August 17, 2005, Varna Group LC, which is controlled by Tracy Jones our COO, converted a total of 500,000 shares of Series B Convertible Preferred Stock held by Varna Group LC into 1,000,000 shares of our Common Stock.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

32.1     Section 1350 Certification of Chief Executive Officer, filed herein.

32.2     Section 1350 Certification of Chief Financial Officer, filed herein.

(b)      Reports on Form 8-K

         * On January 18, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure.

         * On March 17, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure".

         * On September 28, 2005 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure."

         * On January 24, 2006, the Company filed with the SEC a Current Report pursuant to Item 4.01 of Form 8-K, "Change in registrants Certifying Accountant".

         * On January 25, 2006, the Company filed an amended report with the SEC pursuant to Item 4.01 of Form 8-K, "Change in registrants Certifying Accountant".

         * On January 25, 2006, the Company filed an amended report with the SEC pursuant to Item 4.01 and 9.01 of Form 8-K, "Change in registrants Certifying Accountant" and "Financial Statements and Exhibits".

ITEM 14. Principal Accounting Fees and Services

Audit Fees.

The audit fees billed to the Company by Stonefield Josephson, Inc. for the fiscal year ended December 31, 2004 was approximately $41,677 These fees pertain to the audit of the Company's annual financial statements and review of our financial statements included in our quarterly reports on Form 10-QSBs in 2005.

In January 2006 the registered public accounting firm of De Joya Griffith $Company was retained to be the Companys new registered independent public accountant and audit the Companys financial statement for the period ending December 31, 2005. It is anticipated that the audit fees will be approximately $30,000.

Audit-Related Fees, Tax Fees and All Other Fees.

No "audit-related fees," "tax fees" or "other fees," as those terms are defined by the Securities and Exchange Commission, were paid to Stonefield Josephson, Inc. for the fiscal years ended December 31, 2005 and 2004.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

                                       By: /s/ Richard Hannigan
                                           ------------------------------
                                           Richard Hannigan,
                                           President/Director
                                           Dated: April 7, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           April 7, 2006


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           April 7, 2006

                                       By: /s/Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           April 7, 2006