Form 10QSB
period 2006-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2006-05-22
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 77,999,460 shares of Common Stock issued and outstanding 500,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                              INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements............................................   3

           Consolidated Balance Sheet (Unaudited)..........................   3

           Consolidated Statements of Operations (Unaudited)...............   4

           Consolidated Statement of Stockholders' Deficit (Unaudited)....    5

           Consolidated Statements of Cash Flows (Unaudited)...............   6

           Notes to Consolidated Financial Statements......................   7

  Item 2.  Plan of Operation...............................................  15

  Item 3.  Controls and Procedures.........................................  26

PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings...............................................  27

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  27

 Item 3.   Defaults Upon Senior Securities................................   28

 Item 4.   Submission of Matters to a Vote of Security holders............   28

 Item 5.   Other Information...............................................  28

 Item 6.   Exhibits.......................................................   29

Signatures.................................................................  30

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - MARCH 31, 2006
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash and cash equivalents                                                       $     18,677

 Property and equipment, net of
  accumulated depreciation                                                              18,087
                                                                                  ------------

          Total assets                                                            $     36,764
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    134,630
  Accrued expenses - related party                                      875,000
  Loans and settlement payable and accrued
    interest of $196,492                                              1,144,599
  Notes payable and accrued interest of $605,000                      1,210,000
                                                                   ------------

          Total current liabilities                                               $  3,364,229


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                  500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 1,500,000 shares outstanding                              1,500
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 77,999,460 shares issued and outstanding
    Issued and outstanding                                               78,000
  Additional paid-in capital                                         27,196,100
  Deferred construction cost                                        (18,304,135)
  Deficit accumulated during development stage                      (12,299,430)
                                                                   ------------

          Total stockholders' deficit                                               (3,327,465)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $     36,764
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              For the period
                                                                            since inception on
                                                    Three Months Ended       March 1, 1997 to
                                                March 31,     March 31,          March 31,
                                                  2006             2005             2006
                                              ------------     ------------     ------------
Net revenue                                   $         --     $         --     $         --
                                              ------------     ------------     ------------

Operating expenses:
  Professional and consulting fee,
   (including   $800,000 to related parties
    in 2005 and $15,000 paid in 2006 and
    $90,000 accrued)                               145,720          364,590        9,247,471
  Project costs                                     22,118            2,793          114,297
  Rent expense                                       8,481            6,975          128,985
  Settlement expense                                    --               --          650,000
  Other operating expenses                          26,399           25,373          633,238
                                              ------------     ------------     ------------
                                                   202,718          399,731       10,953,991
                                              ------------     ------------     ------------

Interest (income) expense, net                      17,323          (17,463)       1,345,441
                                              ------------     ------------     ------------

Loss from operations before income taxes          (220,041)        (417,194)     (12,299,432)
                                              ------------     ------------     ------------

Income taxes                                            --               --               --
                                              ------------     ------------     ------------

Net loss                                      $   (220,041)    $   (417,194)    $(12,299,432)
                                              ============     ============     ============

Preferred stock dividends from amortization
  of beneficial conversion feature                      --               --          130,000
                                              ============     ============     ============

Net loss attributed to common stockholders    $   (220,041)    $   (417,194)   $ (12,429,432)
                                              ============     ============     ============

Net loss per share - basic and diluted        $      (0.01)    $      (0.01)
                                              ============     ============

Weighted average common stock
  shares outstanding - basic and diluted        77,849,460       65,674,000
                                              ============     ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO March 31, 2006

                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600

Issuance of preferred stock for cash -
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash -
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --        130,000      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --     (2,500,000)      (2,500)            --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======



 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

 Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690
                                            =========      =======      =========     ========     ==========     =======

 Issuance of common stock for services
  January 2005                                     --           --             --           --        500,000         500

 Issuance of common stock for cash
  February 2005                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  March 2005                                       --           --             --           --        500,000         500

 Issuance of common stock for cash
  March 2005                                       --           --             --           --        375,000         375

Issuance of common stock for cash
  June 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  June 2005                                        --           --             --           --      2,000,000        2000

Issuance of common stock for cash
  July 2005                                        --           --             --           --        200,000         200

Issuance of common stock for cash
  July 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  July 2005                                        --           --             --           --        166,667         166

Conversion of preferred stock to common
  Stock August 2005                                --           --     (2,500,000)      (2,500)     5,000,000       5,000

Issuance of common stock for cash
  September 2005                                   --           --             --           --        100,000         100

Issuance of common stock for cash
  September 2005                                   --           --             --           --        500,000         500

Issuance of common stock for cash
  November 2005                                    --           --             --           --        333,333         333

Issuance of common stock for cash
  November 2005                                    --           --             --           --        800,000         800

Issuance of common stock for cash
  November 2005                                    --           --             --           --        666,667         667

Issuance of common stock for cash
  December 2005                                    --           --             --           --        166,667         167


Net loss for the year ended
  December 31, 2005                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2005                 500,000      $   500      1,500,000     $  1,500     77,832,793     $77,833
                                            =========      =======      =========     ========     ==========     =======

Issuance of common stock for cash
 February 2006                                     --           --             --           --        166,667         167

Net loss for the three months
 Ended March 31, 2006                       _________      _______      _________      ________     _________     _______

Balance at March 31, 2006                     500,000      $   500      1,500,000     $  1,500     77,999,460     $78,000
                                            =========      =======      =========     ========     ==========     =======

                                                                                    Deficit
                                                                                  accumulated
                                                                 Deferred         during the           Total
                                              Additional       construction       development      stockholders'
                                            paid-in capital       costs              stage            deficit
                                            ---------------       -----              -----            -------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --      $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --          (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2001                       20,000                --          (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --        (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --          (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --          848,990

Net loss for the year ended 12/31/03                   --                --        (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)     $ (7,886,847)     $(1,999,632)
                                             ============      ============      ============      ===========



 Issuance of common stock for cash
  January 2004                                     24,808                --                --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --          120,000

Conversion of preferred stock to
  common stock February 2004                       (4,500)               --                --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --           55,000

 Net loss for the year ended
  December 31, 2004                                    --                --        (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)     $(10,342,732)     $(2,893,767)
                                             ============      ============      ============      ===========


Issuance of common stock for services
  January  2005                                    74,500                --                --           75,000

Issuance of common stock for cash
  February 2005                                    99,500                --                --          100,000

Issuance of common stock for services
  March 2005                                      159,500                --                --          160,000

 Issuance of common stock for cash
  March 2005                                       74,625                --                --           75,000

Issuance of common stock for cash
  June 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  June 2005                                       298,000                --                --          300,000

Issuance of common stock for cash
  July 2005                                        24,833                 --                --          25,000

Issuance of common stock for cash
  July 2005                                        69,800                 --                --          70,000

Issuance of common stock for cash
  July 2005                                        99,333                --                --          100,000

Issuance of common stock for cash
  July 2005
Conversion of preferred stock to common            (2,500)               --                --               --
  August 2005

Issuance of common stock for cash
  September 2005                                   32,900                 --                --          33,000

Issuance of common stock for cash
  September 2005                                   164,500                --                --         165,000


Issuance of common stock for cash
  November 2005                                     49,667                --                --          50,000

Issuance of common stock for cash
  November 2005                                    119,200                --                --         120,000

Issuance of common stock for cash
  November 2005                                    99,333                 --                --         100,000

Issuance of common stock for cash
  December 2005                                    24,833                 --                --          25,000


Net loss for the year ended
  December 31, 2005                                    --                --        (1,736,658)      (1,736,658)
                                             ------------      ------------      ------------      -----------

 Balance at December 31, 2005                $ 27,171,267      $(18,304,135)     $(12,079,389)     $(3,132,424)
                                             ============      ============      ============      ===========

Issuance of common stock for cash
 February 2006                                     24,833                --                 --          25,000

Net loss for the three months
 Ended March 31, 2006                                  --                --          (220,041)        (220,041)
                                             ------------      ------------      -------------     -----------


 Balance at March 31, 2006                   $ 27,196,100      $(18,304,135)     $(12,299,430)     $(3,327,465)
                                             ============      ============      ============      ===========

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Three Months Ended   Three Months Ended  March 1, 1997 to
                                                              March 31, 2006       March 31, 2005      March 31, 2006
                                                              ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $   (220,041)         $ (417,194)       $(12,299,432)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                  2,252               1,555              19,225
          Issuance of common stock for services                                           235,000           5,231,815
          Interest expense from the issuance of common stock               --                  --             475,150

Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                        17,467              24,204           1,005,992
          Accrued payable - related parties                            90,000             (55,000)            875,000
          Accrued settlement obligation                                    --                  --             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                   (110,322)           (101,435)         (4,042,249)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities:
    payments to acquire property and equipment                         (4,552)             (1,684)            (37,312)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                            --                  --             833,239
    Proceeds from sale of preferred stock                                  --                  --             150,000
    Proceeds from issuance of common stock                             25,000             175,000           3,115,000
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities                  25,000             175,000           4,098,239
                                                                 ------------        ------------        ------------

Net cash used for operating activities:
Net increase (decrease) in cash                                       (89,874)             71,881              18,677
Cash, beginning of period                                             108,551              15,975                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $     18,677        $     87,856        $     18,677
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $         --        $         --        $         --
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued for services                             $         --        $    235,000        $  5,231,815
                                                                 ============        ============        ============
    Common stock issued for financing costs and services         $         --        $         --        $    588,300
                                                                 ============        ============        ============
    Common stock issued for Architectural Agreement              $         --        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $         --        $         --        $      6,600
                                                                 ============        ============        ============

The accompanying notes form an integral part of these consolidated financial statements

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 2006

(1)      Summary of Significant Accounting Policies:

Background
----------

The Company is in the entertainment development business and is planning the development of the world's tallest Ferris wheel on the Las Vegas Strip area. The Company's corporate offices are located in Las Vegas, Nevada.

Business Activity:

The Company is in the entertainment development business and is planning the development of a Ferris wheel on the Las Vegas Strip area, and other countries. The Company's corporate offices are located in Las Vegas, Nevada.


On September 27, 2005 the company announced that the Observation Wheel would be located on the north end of the Las Vegas Strip at the site currently known as the Westward Ho Hotel and Casino. It is anticipated that the project will be part of a larger master planned resort. As of the date of this filing there have been no formal agreements or prospective construction dates selected.

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

As a result of the agreement the Company is still determining the exact location where the Voyager Project will be located in the UAE. As of the date of this filing there has been no funding provided by Allied and a location for the Observation Wheel has not been selected.


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

Interim Financial Statements:
-----------------------------
The accompanying consolidated financial statements include all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. The consolidated financial statements should be read in conjunction with the consolidated financial statements included in the annual report of Voyager Entertainment International, Inc. and its subsidiaries (the "Company") on Form 10-KSB for the year ended December 31, 2005.


Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $3,345,551 has debt of $1.2 million which can be called at any time, has an accumulated deficit of $12,299,430 incurred significant net losses and has used cash for operating activities of $4,042,249 since inception and $110,322 for the three months ended March 31, 2006, respectively all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is discussed below. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the Las Vegas Project and United Arab Emirates Project as well as other projects, and continually seek funding opportunities. Management also intends to raise additional capital through the sale of it's stock to private individuals who have had prior relationships with the company and have been successful in providing capital for minimal operations in the past. However, there can be no guarantees that management will be successful in the future. The company is currently indebted to two creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company causing the Company to be insolvent.


Accounting Policies:

There has been no change in accounting policies used by the Company during the quarter ended March 31, 2006.

There were no stock options granted from the period from inception to March 31, 2006.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of March 31, 2006, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest of $266,360 amounted to an aggregate of $1,144,599. One half of this amount, or $572,299 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability.

(3)      Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of March 31, 2006, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

(4)       Related Party Transactions:

During the three months ended March 31 2006, the Company incurred management consulting fees of approximately $105,000 or $35,000 per month to Synthetic Systems, LLC., which is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. Of the $105,000, $15,000 was paid and $90,000 was accrued. The company also paid to Synthetic Systems LLC., furniture rental expenses for the three months ending March 31, 2006 of approximately $3,450 and office rent expenses of approximately $8,480.

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

         Effective February 8, 2002, the Company, as consideration for the Merger, issued 3,660,000 shares of its Series A convertible preferred stock in exchange for 100% of Voyager's outstanding common stock. Additionally, simultaneously upon closing of the Merger 2,160,000 shares of the Series A convertible preferred stock immediately converted into 21,600,000 shares of common stock, resulting in a balance of 1,500,000 shares of convertible preferred stock outstanding. These amounts have been adjusted pursuant to reverse merger accounting in the accompanying financial statements.

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

         On March 5, 2004, Richard L. Hannigan, Sr., an officer and director, converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

         On March 31, 2004 , Gregg Giuffria, a former officer and director, converted 500,000 Series A Preferred shares into 5,000,000 Common shares of the Company.

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

On April 10, 2006 the company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the company. The company issued 3,000,000 shares as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing, the company will be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones, an Officer and Director of the company.

Due to the fact that Tracy Jones, one of our officers and directors, controls Western and is deemed a related party to Voyager, the contract between Voyager and Western that created the deferred construction costs will have to be written down. As result, Western will be required to return the 2,812,500 common shares issued to Voyager for cancellation. However, if the acquisition of Western is not consummated, Western intends to complete the contract as planned.

(7) Recent Accounting Pronouncements

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

(8) SUBSEQUENT EVENTS
---------------------

In April 2006 an officer and director, Tracy Jones, converted 500,000 shares of Series B Preferred Stock into 1,000,000 shares of Common Stock.

In April, 2006 the company issued 950,000 shares of Common Stock for consulting services rendered. These shares were valued at the fair value of $0.15 per share for total compensation of $142,500.

In May, 2006 the company issued 100,000 shares of Common Stock for consulting services rendered. These shares were valued at the fair value of $0.16 per share for total compensation of $16,000.

Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

On April 10, 2006 the company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the company. The company issued 3,000,000 shares as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing, the company will be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones, an Officer and Director of the company.

Western specializes exclusively in the development, implementation and fabrication of world-class themed architectural designs. Western has been instrumental in supplying pre-fabricated products to the hotel and casino industry, including iconic statues, interior resort theming, as well as, construction related materials and services. Projects include The Venetian, New York, New York, Mandalay Bay, Paris, and Luxor to name a few. Western's most notable collaborations are the Statue of Liberty, at the New York, New York; the famed fountain located at the Paris Hotel and Casino; and most of the interior theming for the Luxor Hotel and Casino and Mandalay Bay.

Western also manufactures products for residential and institutional projects such as architectural columns, domes, moldings, and frames. Western has contracted and completed over $70 million dollars of construction projects over the last ten years. More information about Western can be found at www.western-architectural.com.

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

O In April 2006 the company entered into a purchase and sale agreement with Western Architectural Systems, Inc. a Utah based Theming and construction Company in order to internalize a portion of the building of the Observation Wheel and to take advantage of the up coming commercial construction boom in The Las Vegas area.
o Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned development. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities; and

o The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings. However, if the Company receives adequate funding, the Company anticipates that there will be a need to purchase a significant amount of equipment and materials as well as significant need to hire additional employees throughout the next twelve months. The Company also believes that in this event there will also be a significant amount of research and development such as building mock-ups, statistical modeling and engineering.

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


Recent Developments

( a )       RECENT DEVELOPMENT

On April 10, 2006 the company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the company. The company issued 3,000,000 shares as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing the company will be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones an Officer and Director of the company.

Western specializes exclusively in the development, implementation and fabrication of world-class themed architectural designs. Western has been instrumental in supplying pre-fabricated products to the hotel and casino industry, including iconic statues, interior resort theming, as well as, construction related materials and services. Projects include The Venetian, New York, New York, Mandalay Bay, Paris, and Luxor to name a few. Western's most notable collaborations are the Statue of Liberty, at the New York, New York; the famed fountain located at the Paris Hotel and Casino; and most of the interior theming for the Luxor Hotel and Casino and Mandalay Bay.

Western also manufactures products for residential and institutional projects such as architectural columns, domes, moldings, and frames. Western has contracted and completed over $70 million dollars of construction projects over the last ten years. More information about Western can be found at www.western-architectural.com.


(b)
On September 27, 2005 the company announced that the Observation Wheel would be located on the north end of the Las Vegas Strip at the site currently known as the Westward Ho Hotel and Casino. It is anticipated that the project will be part of a larger master planned resort. As of the date of this filing there have been no formal agreements or prospective construction dates selected.

(c)
On March 17, 2005 the company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the
United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE up to $150 million.

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

WESTERN ARCHITECTURAL, INC.
---------------------------

On April 10, 2006 the company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the company. The company issued 3,000,000 shares as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing the company will be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones an Officer and Director of the company.

Western specializes exclusively in the development, implementation and fabrication of world-class themed architectural designs. Western has been instrumental in supplying pre-fabricated products to the hotel and casino industry, including iconic statues, interior resort theming, as well as, construction related materials and services. Projects include The Venetian, New York, New York, Mandalay Bay, Paris, and Luxor to name a few. Western's most notable collaborations are the Statue of Liberty, at the New York, New York; the famed fountain located at the Paris Hotel and Casino; and most of the interior theming for the Luxor Hotel and Casino and Mandalay Bay.

Western also manufactures products for residential and institutional projects such as architectural columns, domes, moldings, and frames.

The company anticipates that it can immediately become a revenue based company as result of the purchase of Western. Management believes that Las Vegas is in the initial period of a significant construction boom that was experienced in the late 1990's. Being that Western is an ongoing company that already has contracts in Las Vegas Management believes that significant revenues can be obtained.

The company is still in the process of completing the acquisition of Western and expects it to be completed during the third quarter of 2006.


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

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through March 31, 2006, we incurred operating expenses of $10,953,991 and interest expense of $871,360 against no revenues, which resulted in accumulated losses of $12,299,432.


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

As of the date hereof the Company anticipates that it has enough cash to fund operations for the next month however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

Plan of Operation

During the next 12 months, the Company plans to focus its efforts on its development of the Observation Wheels; however actual production will not commence until the Company has sufficient capital for production and marketing. The company also plans to build a costruction company as a result of acquiring Western Architectural Systems, Inc. Management believes that if it is successful at building a significant construction company it will provide enough revenues to remain a going concern.

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

In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital or other financing may in turn cause the Company to become insolvent and may cause the Company to seek protection under the federal bankruptcy laws. As of the date hereof the Company does not have enough cash to fund operations for the next six months and the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

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

During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels and building a significant costruction company; however actual construction will not commence until we have sufficient capital for construction and marketing. Currently, we anticipate that our monthly cash need is approximately $74,000 per month. These costs consist primarily of professional fees (including legal and accounting fees) and consulting fees, including those paid to related parties, as well as rent expenses and printing expenses. As of the year ending December 31, 2005 the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of March 31, 2006, the Company had current assets of $18,678 which consisted primarily of cash on hand,and current liabilities of $3,364,229 resulting in working capital deficit of $3,345,551.

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

Our auditor's report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2005 reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

As a result of our deficiency in working capital and other factors, our auditors included a paragraph in their report filed with our Annual Report on Form 10-KSB for the year ended December 31, 2005, regarding substantial doubt about our ability to continue as a going concern.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-QSB the Company's chief executive officer has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an manner deemed to be as effective as is practicable due to the fact that the Officers and Directors have multiple titles and job responsibilities.

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


SUBSEQUENT EVENTS
-----------------

In April, 2006, the Company issued 950,000 shares of restricted Common Stock, for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $0.15 per share for total consideration of $142,500.


In April 2006, our COO and Director, Tracy Jones, converted 500,000 shares of Series B Convertible preferred shares into 1,000,000 shares of Common Stock.

In May, 2006, the Company issued 100,000 shares of restricted Common Stock, for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $0.16 per share for total consideration of $16,000.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of March 31, 2006 the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $266,360 amounted to an aggregate of $1,144,599. One half of this amount, or $572,299, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

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

10.7     Purchase Agreement for Western Architectural, Inc. dated April 10, 2006

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

32.1     Section 1350 Certification of Chief Executive Officer, filed herein.

32.2     Section 1350 Certification of Chief Financial Officer, filed herein.

(b)      Reports on Form 8-K

         * On April 10, 2006 the Company filed with the SEC a Current Report pursuant to Item 5 of Form 8-K, "Other Events and Reported FD Disclosure

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

Dated  May 22, 2006

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           May 22, 2006


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           May 22, 2006

                                       By: /s/ Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           May 22, 2006