Form 10QSB
period 2006-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2006-08-21
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 88,299,460 shares of Common Stock issued and outstanding and 1,000,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

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

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED BALANCE SHEET - JUNE 30, 2006
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash and cash equivalents                                                       $     5,190

 Property and equipment, net of
  accumulated depreciation                                                              19,526
                                                                                  ------------

          Total assets                                                            $     24,176
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    156,372
  Accrued expenses - related party                                      980,000
  Loans and settlement payable and accrued
    interest of $308,827                                              1,187,066
  Notes payable and accrued interest of $605,000                      1,210,000
                                                                   ------------

          Total current liabilities                                               $  3,533,438


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 500,000 shares outstanding                                  500
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 1,000,000 shares outstanding                              1,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 83,299,462 shares issued and outstanding
    Issued and outstanding                                               83,300
  Additional paid-in capital                                         27,834,800
  Deferred construction cost                                        (18,304,135)
  Acquisition deposit paid with common stock                           (450,000)

  Deficit accumulated during development stage                      (12,674,187)
                                                                   ------------

          Total stockholders' deficit                                               (3,508,722)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $     24,716
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                               For the period
                                                    Three Months Ended           Six Months Ended             since inception on
                                             June 30,         June 30,       June 30,          June 30         March 1, 1997 to
                                               2006            2005             2006             2005           June 30, 2006
                                            ------------    ------------      ----------      ------------    ------------------
Net revenue                                 $         --    $         --                  $         --        $           --
                                            ------------    ------------      ----------      ------------     -----------------

Operating expenses:
  Professional and consulting fee,
   (included in 2006 $15,000 paid and
    $195,000 accrued to related parties)           314,280        169,883          460,000          534,273           9,741,751
  Project costs                                      2,587          3,828           24,705            6,621             116,884
  Rent expense                                       8,672          7,944           17,153           14,919             137,657
  Settlement expense                                    --             --               --               --             650,000
  Other operating expenses                          31,597         59,857           57,996           85,230             664,835
                                              ------------   ------------     ------------     ------------     ---------------
                                                   357,136        241,312          559,854          641,043          11,311,127
                                              ------------   ------------     ------------     ------------     ---------------

Interest (income) expense, net                      17,621        (17,721)          34,944           35,184           1,363,060
                                              ------------   ------------     ------------     ------------     ---------------

Loss from operations before income taxes          (374,757)      (259,033)        (594,798)        (676,227)        (12,674,187)
                                              ------------   ------------     ------------     ------------     ---------------

Income taxes                                            --             --               --               --                  --
                                              ------------   ------------     ------------    -------------     ---------------

Net loss                                      $   (374,757)  $   (259,033)    $   (594,798)        (676,227)        (12,674,187)
                                              ============   ============     ============     ============     ===============

Preferred stock dividends from amortization
  of beneficial conversion feature                      --             --               --               --             130,000
                                              ============   ============     ============     ============     ===============

Net loss attributed to common stockholders    $   (374,757)  $   (259,033)   $    (594,798)        (676,227)        (12,674,187)
                                              ============   ============     ============     ============     ===============

Net loss per share - basic and diluted        $      (0.00)  $      (0.01)   $       (0.01)   $       (0.01)
                                              ============   ============     ============     ============

Weighted average common stock
  shares outstanding - basic and diluted        82,048,856     62,294,000       79,952,747       58,202,000
                                              ============   ============     ============     ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) FOR THE PERIOD SINCE INCEPTION ON MARCH 1, 1997 TO June 30, 2006

                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600

Issuance of preferred stock for cash -
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash -
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --        130,000      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --     (2,500,000)      (2,500)            --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======



 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

 Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690
                                            =========      =======      =========     ========     ==========     =======

 Issuance of common stock for services
  January 2005                                     --           --             --           --        500,000         500

 Issuance of common stock for cash
  February 2005                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  March 2005                                       --           --             --           --        500,000         500

 Issuance of common stock for cash
  March 2005                                       --           --             --           --        375,000         375

Issuance of common stock for cash
  June 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  June 2005                                        --           --             --           --      2,000,000        2000

Issuance of common stock for cash
  July 2005                                        --           --             --           --        200,000         200

Issuance of common stock for cash
  July 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  July 2005                                        --           --             --           --        166,667         166

Conversion of preferred stock to common
  Stock August 2005                                --           --     (2,500,000)      (2,500)     5,000,000       5,000

Issuance of common stock for cash
  September 2005                                   --           --             --           --        100,000         100

Issuance of common stock for cash
  September 2005                                   --           --             --           --        500,000         500

Issuance of common stock for cash
  November 2005                                    --           --             --           --        333,333         333

Issuance of common stock for cash
  November 2005                                    --           --             --           --        800,000         800

Issuance of common stock for cash
  November 2005                                    --           --             --           --        666,667         667

Issuance of common stock for cash
  December 2005                                    --           --             --           --        166,667         167


Net loss for the year ended
  December 31, 2005                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2005                 500,000      $   500      1,500,000     $  1,500     77,832,793     $77,833
                                            =========      =======      =========     ========     ==========     =======

Issuance of common stock for cash
 February 2006                                     --           --             --           --        166,667         167

Conversion of preferred series B stock
 To common stock April 2006                        --           --        500,000          500      1,000,000       1,000

Issuance of common stock for services
 April 2006                                        --           --             --           --        950,000         950

Issuance of common stock for services
 April 2006                                         --           --             --           --      3,000,000       3,000

Issuance of common Stock for services
 May 2006                                          --           --             --           --        100,000         100

Issuance of common stock for services
 June 2006                                         --           --             --           --        250,000         250

Net loss for the six months
 Ended June 30, 2006
                                            ---------      -------      ---------     --------     ----------     -------

Balance at June 30, 2006                      500,000      $   500      1,000,000     $  1,000     83,299,462     $83,300
                                            =========      =======      =========     ========     ==========     =======

                                                                                                      Deficit
                                                                                                    accumulated
                                                                 Deferred                           during the           Total
                                              Additional       construction       Acquisition       development      stockholders'
                                            paid-in capital       costs            deposit            stage            deficit
                                            ---------------       -----            -------           ----------      ------------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $     20,000      $         --                --     $    (87,193)     $   (52,193)

Net loss for the year ended
  December 31, 2001                                    --                --                --         (101,432)        (101,432)
                                             ------------      ------------      ------------      -----------       ------------

Balance at December 31, 2001                       20,000                --                --         (188,625)        (153,625)

Issuance of stock for cash and
  services (pre-merger)                            25,840                --                --               --           28,000

Conversion of preferred stock
  to common stock                                  (5,940)               --                --               --               --

Acquisition of net assets of Dakota               (11,615)               --                --               --               --

Issuance of common stock for cash -
  February 15, 2002                               399,200                --                --               --          400,000

Issuance of common stock for services -
  April 2002                                      399,800                --                --               --          400,000

Issuance of common stock for
  Architectural agreement - May 2002           18,138,722       (18,141,535)               --               --               --

Issuance of common stock for cash -
  June 2002                                       149,950                --                --               --          150,000

Issuance of common stock for
  Architectural agreement - October 2002          162,000          (162,600)               --               --               --

Issuance of common stock for
  financing costs - November 2002                 162,500                --                --               --          163,150

Issuance of stock for services -
  October 2002                                     74,750                --                --               --           75,075

Net loss for the year ended
  December 31, 2002                                    --                --                --       (1,754,327)      (1,754,327)
                                             ------------      ------------      ------------      -----------       -----------

Balance at December 31, 2002                   19,515,207       (18,304,135)               --       (1,942,952)        (691,727)

Issuance of common stock for
  financing costs - June 2003                     309,400                --                --               --          312,000

Issuance of preferred stock for cash -
  June 2003                                        99,000                --                --               --          100,000

Issuance of preferred stock for cash -
  August 2003                                      49,500                --                --               --           50,000

Issuance of common stock for cash
  September 2003                                   99,231                --                --               --          100,000

BCF associated with preferred stock

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      (130,000)               --                --               --         (130,000)

Issuance of common stock for services
  September 2003                                   99,375                --                --               --          100,000

Issuance of common stock for cash
  December 2003                                   297,692                --                --               --          300,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --               --          200,000

Issuance of common stock for cash -
  December 2003                                   198,462                --                --               --          200,000

Issuance of common stock for cash -
  December 2003                                    24,808                --                --               --           25,000

Issuance of common stock for cash -
  December 2003                                    49,616                --                --               --           50,000

Issuance of preferred stock for
  service RP - December 2003                    2,347,500                --                --               --        2,350,000

Issuance of common stock for services -
  December 2003                                   847,827                --                --               --          848,990

Net loss for the year ended 12/31/03                   --                --                --       (5,943,895)      (5,943,895)
                                             ------------      ------------      ------------      -----------       ----------

 Balance at December 31, 2003                $ 24,136,080      $(18,304,135)               --     $ (7,886,847)     $(1,999,632)
                                             ============      ============      ============      ===========      ===========



 Issuance of common stock for cash
  January 2004                                     24,808                --                --               --           25,000

 Issuance of common stock for cash
  February 2004                                    49,615                --                --               --           50,000

 Issuance of common stock for cash
  February 2004                                    99,750                --                --               --          100,000

 Issuance of common stock for cash
  February 2004                                   199,500                --                --               --          200,000

 Issuance of common stock for services
  February 2004                                   318,325                --                --               --          318,750

 Issuance of common stock for services
  February 2004                                   119,850                --                --               --          120,000

 Issuance of common stock for services
  February 2004                                   119,850                --                --               --          120,000

Conversion of preferred stock to
  common stock February 2004                       (4,500)               --                --               --               --

Conversion of preferred stock to
  common stock March 2004                          (4,500)               --                --               --               --

 Issuance of common stock for cash
  March 2004                                       49,615                --                --               --           50,000

 Issuance of common stock for services
  June 2004                                       322,350                --                --               --          323,000

 Issuance of common stock for cash
  September 2004                                   49,667                --                --               --           50,000

 Issuance of common stock for cash
  October 2004                                    149,000                --                --               --          150,000

 Issuance of common stock for services
  October 2004                                     54,500                --                --               --           55,000

 Net loss for the year ended
  December 31, 2004                                    --                --                --       (2,455,885)      (2,455,885)
                                             ------------      ------------      ------------      -----------       ----------

 Balance at December 31, 2004                $ 25,683,910      $(18,304,135)               --     $(10,342,732)     $(2,893,767)
                                             ============      ============      ============      ===========       ==========


Issuance of common stock for services
  January  2005                                    74,500                --                --               --           75,000

Issuance of common stock for cash
  February 2005                                    99,500                --                --               --          100,000

Issuance of common stock for services
  March 2005                                      159,500                --                --               --          160,000

 Issuance of common stock for cash
  March 2005                                       74,625                --                --               --           75,000

Issuance of common stock for cash
  June 2005                                        99,333                --                --               --          100,000

Issuance of common stock for cash
  June 2005                                       298,000                --                --               --          300,000

Issuance of common stock for cash
  July 2005                                        24,833                 --                --              --           25,000

Issuance of common stock for cash
  July 2005                                        69,800                 --                --              --           70,000

Issuance of common stock for cash
  July 2005                                        99,333                --                --               --          100,000

Issuance of common stock for cash
  July 2005
Conversion of preferred stock to common            (2,500)               --                --               --               --
  August 2005

Issuance of common stock for cash
  September 2005                                   32,900                 --                --              --           33,000

Issuance of common stock for cash
  September 2005                                   164,500                --                --              --          165,000


Issuance of common stock for cash
  November 2005                                     49,667                --                --              --           50,000

Issuance of common stock for cash
  November 2005                                    119,200                --                --              --          120,000

Issuance of common stock for cash
  November 2005                                    99,333                 --                --              --          100,000

Issuance of common stock for cash
  December 2005                                    24,833                 --                --              --           25,000


Net loss for the year ended
  December 31, 2005                                    --                --                 --      (1,736,658)      (1,736,658)
                                             ------------      ------------      ------------      -----------       ----------

 Balance at December 31, 2005                $ 27,171,267      $(18,304,135)                      $(12,079,389)     $(3,132,424)
                                             ============      ============      ============      ===========       ==========

Issuance of common stock for cash
 February 2006                                     24,833                --                 --              --           25,000

Issuance of common stock as deposit
 For acquisition April 2006                       447,000                --           (450,000)             --               --

Issuance of common stock for services
 April 2006                                       141,550                --                 --              --          142,500

Conversion of series B preferred stock
 To common stock April 2006                          (500)               --                 --              --               --

Issuance of common stock for services
 May 2006                                          15,900                --                 --              --           16,000

Issuance of common stock for services
 June 2006                                         34,750                --                 --              --
35,000

Net loss for the six months
 Ended June 30, 2006                                   --                --                           (594,798)        (594,798)
                                             ------------      ------------      -------------     -----------        ---------


 Balance at June 30,2006                     $ 27,834,800      $(18,304,135)          (450,000)   $(12,674,187)     $(3,508,722)
                                             ============      ============      =============      ===========       ==========


The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Six Months Ended   Six Months Ended     March 1, 1997 to
                                                                June 30, 2006       June 30, 2005      June 30, 2006
                                                              ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $   (594,798)         $ (676,227)       $(12,674,187)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                  4,713               3,596              21,687
          Issuance of common stock for services                       193,500             235,000           5,425,315
          Interest expense from the issuance of common stock               --                  --             475,150

Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                        56,676              13,624           1,045,201
          Accrued payable - related parties                           195,000              15,000             980,000
          Accrued settlement obligation                                    --                  --             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                   (144,909)           (409,007)         (4,076,833)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities:
    payments to acquire property and equipment                         (8,453)            (12,116)            (41,213)
                                                                 ------------        ------------        ------------
           Net cash used for investing activities                      (8,453)            (12,116)            (41,213)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                        25,000                  --             858,239
    Proceeds from sale of preferred stock                                  --                  --             150,000
    Proceeds from issuance of common stock                             25,000             575,000           3,115,000
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities                  50,000             575,000           4,123,239
                                                                 ------------        ------------        ------------


Net increase (decrease) in cash                                      (103,362)            153,877               5,190
Cash, beginning of period                                             108,552              15,975                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $      5,190        $    169,852        $      5,190
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $         --        $         --        $         --
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued for services                             $    193,500        $    235,000        $  5,905,315
                                                                 ============        ============        ============
    Common stock issued for financing costs and services         $         --        $         --        $    588,300
                                                                 ============        ============        ============
    Common stock issued for Architectural Agreement              $         --        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $         --        $         --        $      6,600
                                                                 ============        ============        ============

    Common stock issued for acquisition deposit                  $    450,000        $         --        $    450,000
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

                      SIX MONTHS ENDED June 30, 2006

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

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate, govern and own the newly formed company.

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


Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $3,528,248 has debt of $1.2 million which can be called at any time, has an accumulated deficit of $12,674,187 incurred significant net losses and has used cash for operating activities of $4,076,836 since inception and $144,909 for the six months ended June 30, 2006, respectively all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is discussed below. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


Accounting Policies:

There has been no change in accounting policies used by the Company during the six months ended June 30, 2006.

There were no stock options granted for the period from inception to June 30, 2006.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123R and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of June 30, 2006, the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest of $283,827 amounted to an aggregate of $1,162,066. One half of this amount, or $581,033 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability.

In May 2006 the Company borrowed $25,000 from a shareholder and the proceeds were used for operating capital during the six months ended June 30, 2006. There is a stated interest rate of 12% for the loan and is due on demand.



(3)      Note Payable:

On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of June 30, 2006, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

(4)       Related Party Transactions:

During the three months ended June 30 2006, the Company accrued management consulting fees of approximately $105,000 or $35,000 per month to Synthetic Systems, LLC., which is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. There has been a total of the $195,000 accrued as of the six months ended June 30, 2006. The company also paid to Synthetic Systems LLC., furniture rental expenses for the six months ending June 30, 2006 of approximately $6,900 and office rent expenses of approximately $17,152.

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

         Effective February 8, 2002, the Company, as consideration for the Merger, issued 3,660,000 shares of its Series A convertible preferred stock in exchange for 100% of Voyager's outstanding common stock. Additionally, simultaneously upon closing of the Merger, 2,160,000 shares of the Series A convertible preferred stock immediately converted into 21,600,000 shares of common stock, resulting in a balance of 1,500,000 shares of convertible preferred stock outstanding. These amounts have been adjusted pursuant to reverse merger accounting in the accompanying financial statements.

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

Common Stock Issuances
----------------------

In January 2005, the Company issued 500,000 shares of common Stock for consulting services being rendered in the first quarter of 2005. These shares were valued at the fair value of $0.15 per share for total compensation of $75,000.

In February 2005, $100,000 was received for 500,000 common shares at $0.20 per share.

In March 2005, $75,000 was received for 375,000 common shares at $0.20 per share.

In March 2005, the Company issued 500,000 shares of common stock for consulting services rendered. These shares were valued at the fair value of $0.32 per share for total compensation of $160,000.

In June 2005, $400,000 was received for 2,666,667 common shares at $0.15 per share.

In July 2005, $125,000 was received for 833,333 common shares at $0.15 per share.

In July 2005, the Company issued 200,000 shares of common Stock for consulting services rendered. These shares were valued at the fair value of $0.35 per share for total compensation of $70,000.

In August 2005, a total of 2,500,000 shares of Series B Preferred stock, convertible at the ratio of 2 shares of common stock for every 1 share of series B Preferred stock owned, was converted to a total of 5,000,000 shares of common stock.

In September 2005, the Company issued 600,000 shares of common Stock for consulting services rendered. These shares were valued at the fair value of $0.33 per share for total compensation of $198,000.

In November 2005, $25,000 was received for 166,667 common shares at $0.15 per share.

In December 2005, $270,000 was received for 1,800,000 common shares at $0.15 per share.

In February 2006, $25,000 was received for 166,667 common shares at $0.15 per share.

On April 10, 2006 the Company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the Company. The Company issued 3,000,000 shares valued at $450,000 as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing, the Company will be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones, an Officer and Director of the Company.

Western specializes exclusively in the development, implementation and fabrication of world-class themed architectural designs. Western has been instrumental in supplying pre-fabricated products to the hotel and casino industry, including iconic statues, interior resort theming, as well as, construction related materials and services. Projects include The Venetian, New York, New York, Mandalay Bay, Paris, and Luxor to name a few. Western's most notable collaborations are the Statue of Liberty at the New York, New York; the famed fountain located at the Paris Hotel and Casino; and most of the interior theming for the Luxor Hotel and Casino and Mandalay Bay.

Western also manufactures products for residential and institutional projects such as architectural columns, domes, moldings, and frames. Western has contracted and completed over $70 million dollars of construction projects over the last ten years. More information about Western can be found at www.western-architectural.com.

As of the date of this report the transaction for the purchase of Western has not been completed.


In April 2006, the Company issued 950,000 shares of common Stock for consulting services rendered. These shares were valued at the fair value of $0.15 per share for total compensation of $142,500.

In April 2006, Tracy Jones, an officer and director, converted 500,000 Series B Preferred shares into 1,000,000 Common shares of the Company.

In May, 2006 the Company issued 100,000 shares of Common Stock for consulting services rendered. These shares were valued at the fair value of $0.16 per share for total compensation of $16,000.


In June 2006, the Company issued 250,000 shares of Common Stock for consulting services rendered. These shares were valued at the fair value of $0.14 per share for total compensation of $35,000.

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

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay sub contractors. At the time the contract was issued the shares of the company were trading at $6.50 per share. The current stock price of the company has a trading range of $0.10 to $0.50. If at the time Western performs the services contracted and the share price is below $6.50 per share the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Mr. Jones, the majority owner of Western is currently an affiliate of the company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933.

On April 10, 2006 the Company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the Company. The Company issued 3,000,000 shares valued at $450,000 as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing, the Company will be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones, an Officer and Director of the Company.

Due to the fact that Tracy Jones, one of our officers and directors, controls Western and is deemed a related party to Voyager, the contract between Voyager and Western that created the deferred construction costs will have to be written down. As result, Western will be required to return the 2,812,500 common shares issued to Voyager for cancellation. However, if the acquisition of Western is not consummated, Western intends to complete the contract as planned. As of the date of this report the purchase of Western has not been completed.


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

(8) SUBSEQUENT EVENTS
---------------------

In July 2006 a former officer and director, Veldon Simpson, converted 500,000 shares of Series A Preferred Stock into 5,000,000 shares of Common Stock.

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

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. These forward-looking statements include, but are not limited to:

o The Company's wholly-owned subsidiary, Voyager Entertainment Holdings, Inc. ("VEHI"), intends to manage the Las Vegas Voyager Project pursuant to a performance-based contract between the Company and VEHI and potentially an as-yet unidentified partner of the Company;
o VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry;
o Management believes that it can identify sources and obtain adequate amounts of such financing;
o The Company intends to enter into a cooperative arrangement with distributors, whereby we will receive marketing and sales benefits from the professional staff of such distributors;
o The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings;
o Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources;
o During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however actual construction will not commence until we have sufficient capital for construction and marketing;
o We anticipate that our monthly cash need is approximately $60,000 per month;
o The Company plans to focus primarily on the development of the Observation Wheel in Las Vegas and the United Arab Emirates over the next 12 months. However, we will also actively seek partnerships and locations for other observation Wheels throughout the United States and foreign countries;
O On March 17, 2005 the Company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates.
O In April 2006, the Company entered into a purchase and sale agreement with Western Architectural Systems, Inc., a Utah based Theming and construction Company in order to internalize a portion of the building of the Observation Wheel and to take advantage of the up coming commercial construction boom in the Las Vegas area.
o Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned development. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities; and

o The Company believes that it cannot satisfy the cash requirements of its plan of operation for the next twelve months without raising additional funds through debt or equity financings. However, if the Company receives adequate funding, the Company anticipates that there will be a need to purchase a significant amount of equipment and materials as well as significant need to hire additional employees throughout the next twelve months. The Company also believes that in this event there will also be a significant amount of research and development such as building mock-ups, statistical modeling and engineering.
o In the event we are unsuccessful in generating equity capital, then the Company will be unable to continue with product development and/or marketing. The lack of equity capital or other financing may in turn cause the Company to become insolvent and may cause the Company to seek protection under the federal bankruptcy laws.
o As of the date hereof the Company anticipates that it has enough cash to fund operations for the next six months however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.
o There have been other companies that have announced possible development of a large Observation Wheel.
o There have been several other companies that have announced to the public plans to build an observation wheel in Las Vegas. If any of these companies are successful it would diminish the possibility of the company obtaining financing or acquiring a proper location.
o The Company has a limited operating history, which could make it difficult to evaluate our business.

We have yet to establish any history of profitable operations. Although some of our affiliates have been engaged in the acquisition and administration of various industries for several years, we have a limited operating history. As a result, we may not be able to successfully achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a project this size and the competitive environment in which we operate. Accordingly, our limited operating history makes an effective evaluation of our potential success difficult. Our viability and continued operation depends on future profitability, our ability to generate cash flows and our successful development and management of other business opportunities. There can be no assurance that we will be able to successfully implement our business plan or that if implemented, it will be profitable.

Management may be unable to obtain the appropriate funding to run our company.

The Company does not presently have sufficient financial resources and has no assurance that sufficient funding will be available to us to build our project. There can be no assurance that we will be able to obtain adequate financing and that the future or that the terms of such financing delays be favorable. Failure to obtain such additional financing could result in delays or indefinite postponement of constructing an Observation Wheel.

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


Recent Developments

(a)       RECENT DEVELOPMENT

On April 10, 2006 the Company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the Company. The Company issued 3,000,000 shares valued at $450,000 as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing the Company will be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones an Officer and Director of the Company.

Western specializes exclusively in the development, implementation and fabrication of world-class themed architectural designs. Western has been instrumental in supplying pre-fabricated products to the hotel and casino industry, including iconic statues, interior resort theming, as well as, construction related materials and services. Projects include The Venetian, New York, New York, Mandalay Bay, Paris, and Luxor to name a few. Western's most notable collaborations are the Statue of Liberty at the New York, New York; the famed fountain located at the Paris Hotel and Casino; and most of the interior theming for the Luxor Hotel and Casino and Mandalay Bay.

Western also manufactures products for residential and institutional projects such as architectural columns, domes, moldings, and frames. Western has contracted and completed over $70 million dollars of construction projects over the last ten years. More information about Western can be found at www.western-architectural.com.

As of the date of this report the transaction for the purchase of Western has not been completed.


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

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate, govern, own the newly formed company.

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

The Las Vegas Voyager Project is intended to be one of the most unique architectural and engineering designs making it a "must see" attraction that will give the patron an experience overlooking the "Las Vegas Strip." With 30 vehicles called "Orbiters" the Las Vegas Voyager Project is intended to be a revolving Observation Wheel that will overlook the Las Vegas Strip as it revolves higher than a 60 story building at approximately 600 feet. One rotation in an Orbiter will last approximately 27 minutes. Each Orbiter will be controlled by an onboard Navigator who will be part entertainer and part steward, and who will also be trained in life safety and security.

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

Star of Shanghai Voyager Project
--------------------------------
The western bank (Puxi) of the Huangpu River, the Bund, is our anticipated location for a master planned development with the "Star of Shanghai" Observation Wheel as the dominant feature (the "Star of Shanghai Voyager Project"). We intend to design the Star of Shanghai Voyager Project as a special tribute to the legendary figure Huang Daopo who invented the "spinning wheel" that reformed the technique of cotton weaving, and gained fame for its production of clothing. The Company does not currently have any agreements for a proposed site and has not secured financing for the planned project. Therefore, the Company does not currently have a suitable site and we can offer no assurances that we will find a suitable site.

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

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate, govern, and own the newly formed company.

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

Western specializes exclusively in the development, implementation and fabrication of world-class themed architectural designs. Western has been instrumental in supplying pre-fabricated products to the hotel and casino industry, including iconic statues, interior resort theming, as well as, construction related materials and services. Projects include The Venetian, New York, New York, Mandalay Bay, Paris, and Luxor to name a few. Western's most notable collaborations are the Statue of Liberty at the New York, New York; the famed fountain located at the Paris Hotel and Casino; and most of the interior theming for the Luxor Hotel and Casino and Mandalay Bay.

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

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through June 30, 2006, we incurred operating expenses of $11,311,127 and interest expense of $913,827 against no revenues, which resulted in accumulated losses of $12,674,187.


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

In the event we are unsuccessful in generating equity capital, the Company will be unable to continue with product development and/or marketing. The lack of equity capital or other financing may in turn cause the Company to become insolvent and may cause the Company to seek protection under the federal bankruptcy laws.

As of the date hereof the Company anticipates that it has enough cash to fund operations for the next month; however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

Plan of Operation

During the next 12 months, the Company plans to focus its efforts on its development of the Observation Wheels; however actual production will not commence until the Company has sufficient capital for production and marketing. The Company also plans to build a construction company as a result of acquiring Western Architectural Systems, Inc. Management believes that if it is successful at building a significant construction company it will provide enough revenues to remain a going concern.

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

During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels and building a significant construction company; however actual construction will not commence until we have sufficient capital for construction and marketing. Currently, we anticipate that our monthly cash need is approximately $80,000 per month. These costs consist primarily of professional fees (including legal and accounting fees) and consulting fees, including those paid to related parties, as well as rent expenses and printing expenses. As of the period ending June 30, 2006 the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

If a suitable site is acquired and selected the primary focus will be on completing engineering and starting the construction of an Observation Wheel.

Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned development. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders. The lack of equity capital or other financing may in turn cause the Company to become insolvent. At that time the Company might elect to seek protection under the federal bankruptcy laws. As of the date hereof the Company anticipates that it does not have enough cash to fund operations for the next six months and the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of June 30, 2006, the Company had current assets of $5,190 which consisted primarily of cash on hand,and current liabilities of $3,533,438 resulting in working capital deficit of $3,528,248.

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

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs, and the classification of net operating loss and tax credit carry-forwards.

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

In June, 2006, the Company issued 250,000 shares of restricted Common Stock, for consulting services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $0.14 per share for total consideration of $35,000.

SUBSEQUENT EVENTS
-----------------

In July 2006, a former Officer and Director, Veldon Simpson, converted 500,000 shares of Series A Convertible preferred shares into 5,000,000 shares of Common Stock.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of June 30, 2006 the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $283,827 amounted to an aggregate of $1,162,066. One half of this amount, or $581,033, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

I May 2006, a shareholder, who is not an affiliate of the company, provided us with A loan of $25,000 at a stated interest rate of 12%. The not is due on demand. The proceeds were used for operations.

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

Dated  August 21, 2006

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           June 21, 2006


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           June 21, 2006

                                       By: /s/ Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           June 21, 2006