Form 10QSB
period 2006-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2006-11-21
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended: September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 111,606,960 shares of Common Stock issued and outstanding and 1,000,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

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

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash and cash equivalents                                                       $     334,405
  Accounts Receivable                                                                   743,017
  Inventory                                                                              66,750
Property and equipment, net of
  accumulated depreciation                                                              249,771

                                                                                   ------------

          Total assets                                                            $   1,393,943
                                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $    536,870
  Accrued expenses - related party                                      995,000
  Loans and settlement payable                                        2,441,519
  Lines of credit and accrued interest of $605,000                    1,725,000
                                                                   ------------

          Total current liabilities                                               $  5,698,389


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 0 shares outstanding                                         --
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 1,000,000 shares outstanding                              1,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 99,799,460 shares issued and outstanding
    Issued and outstanding                                               99,800
  Additional paid-in capital                                         10,264,846
  Loan collateral                                                      (750,000)
  Loan origination fee                                                 (400,000)
  Retained earnings                                                     241,094
  Deficit accumulated during development stage                      (13,520,092)
                                                                   ------------

          Total stockholders' deficit                                               (4,304,446)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $  1,393,943
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                For the period
                                                  Three Months Ended               Nine Months Ended            since inception on
                                              September 30,   September 30,    September 30,     September 30     March 1, 1997 to
                                                  2006            2005             2006             2005        September 30, 2006
                                              ------------    ------------      ----------      ------------    ------------------
Net revenue                                  $     598,385    $        --          598,385      $       --        $
598,385
                                              ------------    ------------      ----------      ------------     --------------
Cost of goods sold                                 324,049             --          324,049              --              324,049
                                              ------------    ------------      ----------      ------------     --------------
Gross Profit                                       274,336             --          274,336              --              274,336
Operating expenses:
  Professional and consulting fees,                975,188        411,517        1,435,187          945,790          10,716,939
  Project costs                                        168          8,536           24,873           10,821             117,052
  Rent expense                                       8,767          8,429           25,920           23,348             146,424
  Settlement expense                                    --             --               --               --             650,000

  Other operating expenses                          96,624         28,579          154,601          118,091             761,460
                                              ------------   ------------     ------------     ------------     ---------------
                                                 1,080,747        457,061        1,640,602        1,098,050          12,391,875
                                              ------------   ------------     ------------     ------------     ---------------

Interest (income) expense, net                      39,492        (17,101)          74,436           52,285           1,402,554
                                              ------------   ------------     ------------     ------------     ---------------

Loss from operations before income taxes         (845,903)      (474,162)      (1,440,701)      (1,150,335)        (13,520,093)
                                              ------------   ------------     ------------     ------------     ---------------

Income taxes                                            --             --               --               --              --
                                              ------------   ------------     ------------    -------------     ---------------

Net loss                                      $  (845,903)   $  (474,162)    $ (1,440,701)    $ (1,150,335)     $  (13,650,093)
                                              ============   ============     ============     ============     ===============

Preferred stock dividends from amortization
  of beneficial conversion feature                      --             --               --               --             130,000
                                              ============   ============     ============     ============     ===============

Net loss attributed to common stockholders    $ (1,233,918)   $  (474,162)    $ (1,828,716)    $ (1,150,335)        (14,038,107)
                                              ============   ============     ============     ============     ===============

Net loss per share - basic and diluted        $      (0.01)  $      (0.01)   $       (0.02)   $       (0.02)
                                              ============   ============     ============     ============

Weighted average common stock
  shares outstanding - basic and diluted        82,048,856     72,513,000       79,952,747       65,674,000
                                              ============   ============     ============     ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) FOR THE NINE MONTHS ENDED September 30, 2006

                                           Preferred Stock Series A   Preferred Stock Series B          Common Stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2005                 500,000      $   500      1,500,000     $  1,500     77,832,793     $77,833

Issuance of common stock for cash
 February 2006                                     --           --             --           --        166,667         167

Conversion of preferred series B stock
 To common stock April 2006                        --           --        500,000          500      1,000,000       1,000

Issuance of common stock for services
 April 2006                                        --           --             --           --        950,000         950

Issuance of common stock for Acquisition
  Of Western Architectural Services                --           --             --           --      3,000,000       3,000

Issuance of common Stock for services
 May 2006                                          --           --             --           --        100,000         100

Issuance of common stock for services
 June 2006                                         --           --             --           --        250,000         250


Conversion of Preferred Series A
To common Stock July 2006                   (500,000)        (500)            --            --      5,000,000       5,000

Issuance of common stock for loan
 Origination August 2006                          --           --             --            --      4,000,000       4,000

Issuance of common Stock for collateral
August 2006                                       --           --             --            --      7,500,000       7,500

Elimination of deferred
construction costs                                --           --             --            --             --          --

Common stock issued for acquisition
 Of Western                                       --           --             --            --             --          --

Net loss for the nine months
 Ended September 30, 2006                   _________      _______      _________      ________     _________     _______


Balance at September 30, 2006                     --           --       1,000,000    $   1,000     99,799,462    $ 99,800
                                            =========      =======      =========     ========     ==========     =======





                                                                                                      Deficit
                                                                                                      accumulated
                                                                Deferred                              during the   Total
                                              Additional       construction  Loan         Loan        development  stockholders'
                                            paid-in capital       costs      origination  collateral  stage        deficit
                                            ---------------       -----      -------      ----------  ----------   ------------
Balance at December 31, 2005                $ 27,171,267      $(18,304,135)       --         --   $(12,079,389)   $(3,132,424)


Issuance of common stock for cash
 February 2006                                     24,833                --       --         --             --         25,000

Issuance of common stock as deposit
 For acquisition April 2006                        47,179                --       --         --             --         50,179

Issuance of common stock for services
 April 2006                                       141,550                --       --         --             --        142,500

Conversion of series B preferred stock
 To common stock April 2006                          (500)               --       --         --             --             --

Issuance of common stock for services
 May 2006                                          15,900                --       --         --             --         16,000

Issuance of common stock for services
 June 2006                                         34,750                --       --         --             --         35,000


Conversion of Preferred Series A
To common Stock July 2006                          (4,500)              --        --           --           --             --

Issuance of common stock for Loan
Origination August 2006                           396,000               --  (400,000)          --           --              --


Issuance of common Stock for collateral
August 2006                                       742,500               --        --     (750,000)          --              --

Elimination of deferred
construction costs                            (18,304,133)      18,304,133        --           --           --              --

Common stock issued for acquisition               (450,00)             --         --           --           --              --
 Of Western

Net loss for the nine months
 Ended September 30, 2006                             --               --         --           --      (1,440,702)   (1,957,147)
                                                ---------        ---------   -------      --------     ---------      ---------



Balance at September 30, 2006                 $ 10,264,846    $        --   $400,000   $ (750,000)   $(13,520,091)  $(4,471,071)
                                                ==========      ==========   =========   ==========  ==========     ===========


The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Nine Months Ended   Nine Months Ended     March 1, 1997 to
                                                             September 30, 2006   September 30, 2005  September 30, 2006
                                                              ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $ (1,440,702)       $ (1,150,335)       $(14,036,538)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                  7,428               5,431              24,402
          Issuance of common stock for services                       193,500             503,000           5,825,315
          Interest expense accrued on loans
            And  settlement payable                                    64,387                  --             475,150

Increase (decrease) in liabilities:
          Accounts receivable                                        (475,490)                 --                  --
          Accounts payable and accrued expenses                       402,240              41,370           1,027,629
          Accrued payable - related parties                           210,000              55,000             995,000
          Accrued settlement obligation                                    --                  --             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                 (1,038,645)           (655,334)         (5,039,042)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities:
    payments to acquire property and equipment                        (10,502)            (14,398)            (43,262)
                                                                 ------------        ------------        ------------
           Net cash used for investing activities                     (10,502)            (14,398)            (43,262)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                     1,250,000                  --           2,100,706
    Proceeds from sale of preferred stock                                  --                  --             150,000
    Proceeds from issuance of common stock                             25,000             700,000           3,115,000
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities               1,275,000             700,000           5,365,706
                                                                 ------------        ------------        ------------


Net increase (decrease) in cash                                       225,853             30,068             283,402
Cash, beginning of period                                             108,552              15,975                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $    334,405        $     46,043        $    283,402
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $         --        $         --        $         --
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued acquisition of Western
     Architectural Services, LLC.                                $     50,179        $    503,000        $  5,905,315
                                                                 ============        ============        ============
    Common stock issued for financing costs and services         $         --        $         --        $    588,300
                                                                 ============        ============        ============
    Deferred construction cost eliminated against
      Additional paid in capital                                 $ 18,304,135        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $      5,000        $         --        $     11,600
                                                                 ============        ============        ============

    Common stock issued for acquisition deposit                  $    450,000        $         --        $
450,000
                                                                 ============        ============        ============
    Common stock issued for loan collateralization               $    750,000                  --        $    750,000
                                                                 ============        ============        ============
    Common stock issued for loan origination fee                 $    400,000                  --        $    400,000
                                                                 ============        ============        ============

The accompanying notes form an integral part of these consolidated financial statements

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      NINE MONTHS ENDED September 30, 2006

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

As a result of the agreement the Company is still determining the exact location of where the Voyager Project will be located in the UAE. As of the date of this filing there has been no funding provided by Allied and a location for the Observation Wheel has not been selected.

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

The accompanying consolidated financial statements also include the accounts of Western Architectural Services, LLC. from September 11, 2006, (collectively the "Company"). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

On September 11, 2006,Western Architectural Services, LLC was acquired by Voyager Entertainment International, Inc.

A stock purchase agreement was entered into on April 10, 2006 to purchase 100% of the outstanding capital stock of Western. As consideration for the purchase, Voyager agreed to issue 3,000,000 shares of Voyager common stock as a deposit with a final payment of an additional 2,000,000 shares of Voyager common stock.

Further information concerning the purchase of Western Architectural Services, Inc.

Can be found in Notes 5 and 7.

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


Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $4,554,577 has debt of $1.2 million which can be called at any time, has an accumulated deficit of $13,520,091 incurred significant net losses and has used cash for operating activities of $1,038,645 115 for the nine months ended September 30, 2006, respectively, all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is discussed below. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the Las Vegas Project and United Arab Emirates Project as well as other projects, and continually seek funding opportunities. Management also intends to raise additional capital through the sale of it's stock to private individuals who have had prior relationships with the Company and have been successful in providing capital for minimal operations in the past. However, there can be no guarantees that management will be successful in the future. The Company is currently indebted to three creditors and will not have the ability to repay either of the creditors if significant project funding is not received. If repayment does not occur, it is possible that a creditor could foreclose on the assets of the company causing the Company to be insolvent.


Accounting Policies:

Concentration of credit risk for cash deposits
----------------------------------------------

Financial instruments that potentially subject Voyager to credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2006 Voyager had approximately $183,000 in excess of FDIC insured limits.

There has been no change in accounting policies used by the Company during the nine months ended September 30, 2006.

There were no stock options granted for the period from inception to September 30, 2006.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. The Company accumulates interest on the principal at the rate of $17,467 per Quarter. As of September 30, 2006 the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $301,294 amounted to an aggregate of $1,179,533. One half of this amount, or $589,766, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.


In May 2006 the Company borrowed $25,000 from a shareholder and the proceeds were used for operating capital during the nine months ended September 30, 2006. There was a stated interest rate of 12% for the loan and was due on demand. As of the end of the third quarter the loan has been paid in full and has no balance remaining.


On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow from Dan Fugal up to an aggregate of $2,500,000. Advances under this line of credit were based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its Common Stock on a pro rata basis. The Company has borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets. The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included with the principal balance in the accompanying consolidated financial statements. As of September 30, 2006, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. Mr. Fugal has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay Mr. Fugal. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the company which gives Mr. Fugal the right to institute foreclosure proceedings against the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of the date of this Quarterly Report on Form 10-QSB, Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, management can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company.

On September 5, 2006 the Company received a loan from Diversified Lending Group, a California registered mortgage Banker, in the amount of $1,250,000. The loan term is for one year with monthly interest payments due on the 5th day of each month beginning on October 5, 2006. The principal balance is due twelve months from the day the loan was executed. The interest rate of the loan is 14% simple interest calculated daily assuming a 360 day year. A late payment fee of .05% will be payable to DLG in the event a monthly payment is determined to be late. The current monthly interest payment is $14,583. If the Company defaults on any payments a notice of default will be sent by DLG to the Company at which time the company will have 15 days to sure the default. Once a default has been created, the default rate will be 18%. As consideration for the loan Voyager was required to issue 4,000,000 shares of common stock, valued at $400,000 on
 September 5, 2006, representing .04% of the issued and outstanding shares of Voyager. The 4,000,000 shares were issued as a loan origination fee and were due on The date the loan was accepted by Voyager. As a condition to the loan Voyager is required to issue shares of common stock to DLG every quarter in order for DLG to remain at .04% for a period of two years from the date the loan is repaid. An additional 7,500,000 shares, valued at $750,000 on September 5, 2006, were issued to DLG as collateral for the loan. Those shares are to remain unencumbered and will be returned to the Company for cancellation at the time the loan is repaid. However if the loan is not repaid DLG will be permitted to retain the shares.

The company has the option to extend the loan term to 18 months for a fee of ..03% of the loan amount or $37,500.


In 2006 Western Architectural converted a line of credit from Bank One in the amount Of $350,000 to a Line of Credit from Chase Bank of Salt Lake City, Utah By virtue of Bank One being purchased by Chase Bank.
The line of credit has a maximum limit of $750,000 and can be drawn upon up to that limit. Western is required to make principal and interest payment on the amount of th redit line that is outstanding at the time. As of September 30, 2006 there was %515,000 of the credit line used.

(3)       Related Party Transactions:

During the three months ended September 30 2006, the Company incurred management consulting fees of approximately $105,000 or $35,000 per month to Synthetic Systems, LLC., which is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. There has been a total of the $210,000 accrued as of the nine months ended September 30, 2006. The company also paid to Synthetic Systems LLC., furniture rental expenses for the nine months ending September 30, 2006 of approximately $10,350 and office rent expenses of approximately $25,919.

(4)       Stockholders' Deficit


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

In September 2006 the Company issued 4,000,000 shares to Diversified Lending Group of San Diego, California as a fee to the lender for a loan in the amount of $1,250,000. The shares were valued at the fair value of $0.10 per share or $400,000.

In September 2006 the company also issued as collateral 7,500,000 shares of common stock. The Shares shall remain outstanding until the loan is repaid or a default occurs. The shares were valued at the fair value of $0.10 per share or $750,000.

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

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay sub contractors. At the time the contract was issued the shares of the company were trading at $6.50 per share. The current stock price of the company has a trading range of $0.08 to $0.50. If at the time Western performs the services contracted and the share price is below $6.50 per share the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Mr. Jones, the majority owner of Western is currently an affiliate of the company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933.

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

Due to the fact that Tracy Jones, one of our officers and directors, controls Western and is deemed a related party to Voyager, the contract between Voyager and Western that created the deferred construction costs has been eliminated against additional paid in capital. .As a result, Western is required to return the 2,812,500 common shares issued to Voyager for cancellation.


On September 11, 2006 the Company completed the acquisition of Western. Voyager issued 3,500,000 Shares of common stock as a deposit and issued the final 2,000,000 shares required on November 2, 2006. The issuance of the common stock was valued at $610,000. The value of the common stock that was issued was determined by the closing bid price on the dates the shares were issued. The purchase represents 100% voting interest in Western. The purchase was completed because Western is in the construction and cast product business and management believes there are multiple projects that can be obtained in Las Vegas due to the fact that numerous casino developments have been announced for the Las Vegas Strip.

(6) Recent Accounting Pronouncements

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

In October 2006, the FASB issued SFAS No. 157, "Statement of Financial Accounting Standards" ("SFAS 157"). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.) We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Statement of Financial Accounting Standards" ("SFAS 158") which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect the adoption of SFAS No. 158 to have a material impact on its Consolidated financial position, results of operations or cash flows.

(7) Acquisition
-------------------

On September 11, 2006 the Company completed the acquisition of Western Architectural Services, LLC. Voyager issued 3,500,000 Shares of common stock as a deposit and issued the final 2,000,000 shares required on November 2, 2006. The issuance of the common stock was valued at $610,000. The value of the common stock that was issued was determined by the closing bid price on the dates the shares were issued. The purchase represents 100% voting interest in Western. The purchase was completed because Western is in the construction and cast product business and management believes there are multiple projects that can be obtained in Las Vegas due to the fact that numerous casino developments have been announced for the Las Vegas Strip.

Tracy Jones is the Chief Operating Officer and a Director of the Company.

(8) SUBSEQUENT EVENTS
--------------------------

On October 23, 2006, $25,000 was received for the purchase of 166,667 common shares at $0.15 per share.

On November 2, 2006, 2,000,000 shares of our common stock was issued to Tracy Jones, Managing Member of Western Architectural Services, LLC. for the closing of the purchase Western. The fair value of the shares issued based on the closing bid price on that day Was $0.08 per share for a total value of $160,000.

On November 2, 2006, 9,812,500 shares were issued to Richard and Myong Hannigan for accumulated accrued bonuses of $785,000. The fair value of the shares was based on the closing bid price on November 2, 2006 of $0.08.

ITEM 2. PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this quarterly report on Form 10-QSB includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, among others, those statements preceded by, followed by, or including the words "estimates," "believes," "expects," "anticipates," "plans," "projects," or similar expressions. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income and, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

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


Recent Developments

( a )       RECENT DEVELOPMENT

On April 10, 2006 the Company announced that it had entered into a purchase and sale agreement to purchase Western Architectural Systems, Inc. for securities of the Company. The Company issued 3,000,000 shares valued at $450,000 as a first deposit for the purchase with the closing due to be completed on the occurrence of 120 days and the completion of an audit. Upon the conclusion of the closing the Company was to be required to issue an additional 2,000,000 shares of common stock to Mr. Jones. Western Architectural is owned by Tracy Jones an Officer and Director of the Company.

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

On September 11, 2006 Voyager completed the acquisition of Western. On November 2, 2006 the balance of 2,000,000 shares valued at $160,000 was issued to Mr. Jones to complete the purchase. As a result of the purchase, current management will continue to conduct day to day Operations in the same manner as before the purchase.

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

As a result of the signing of the agreement, Voyager will be responsible for the management of the construction of the project and will receive a premium above and beyond the cost of building the project. There will be a management agreement which allows Voyager to contract a third party management company to perform day-to-day operations. Voyager will also receive a percentage of gross revenues from operations.

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

The company completed the acquisition of Western on September 11, 2006 and issued The required 2,000,000 shares of common stock.


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

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through September 30, 2006, we incurred operating expenses of $12,654,077 and interest expense of $1,382,460 against no revenues, which resulted in accumulated losses of $13,278,997.

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

As of the date hereof, the Company anticipates that it has enough cash to fund operations for the next month; however, the Company does not have sufficient capital to initiate or complete construction of any of the Voyager Projects.

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

During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels and building a significant construction company; however actual construction will not commence until we have sufficient capital for construction and marketing. Currently, we anticipate that our monthly cash need is approximately $80,000 per month. There was a one time charge for the issuance of 4,000,000 shares of common stock valued at $400,000 as fees for the loan. It is expected that monthly expenses will increase as a result of the monthly interest payment required of $14,583.These costs consist primarily of professional fees (including legal and accounting fees) and consulting fees, including those paid to related parties, as well as rent expenses and printing expenses. As of the period ending September 30, 2006 the Company had enough cash on hand to continue operations through the next three quarters. However, from time-to-time the officers of the company loan funds to provide for operations. There can be no guarantees that the company's officers and directors will continue to loan funds to the company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the company consist of consulting fees that are primarily paid by the issuance of our common stock.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of September 30, 2006, the Company had current assets of $1,144,172 which consisted primarily of cash on hand,and current liabilities of $5,698,389 resulting in working capital deficit of $4,554,217.

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

WESTERN ARCHITECTURAL RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Sales

Sales for the month of September were $598,385 Sales consist of specialized cast products produced on site and sold either to wholesalers or directly to the contractor for delivery. The cast products are molding and facade items designed to enhance the appearance of a structure. The primary customers for the cast products are hotel casinos in Las Vegas.

Operating Expenses
------------------

Operating expenses for the month of September were $55,761. Payroll expenses were $207,555. The amount of payroll expenses has the ability to Increase or decrease depending upon the amount of orders requiring the production Of cast products.

In 2006 the Line of Credit Western Architectural utilizes converted from Bank One to Chase Bank by virtue of a purchase of Bank One by Chase Bank. The amount of the credit Line outstanding at the time was $350,000. The Line of Credit has a maximum draw down of $750,000 of which $515,000 is outstanding.

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

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. As a result of our recent reorganization we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our product, the level of our competition and our ability to attract and maintain key management and employees.

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

Management is aware that there weaknesses with disclosures, controls and procedures and is working on correcting them.


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

In August 2006 the company issued 4,000,000 shares to Diversified Lending of San Diego, California as a fee to the lender for a loan in the amount of $1,250,000. The shares were valued at the fair value of $0.10 per share or $400,000.

In August 2006 the company issued as collateral 7,500,000 shares of common stock. The Shaers shall remain outstanding until the loan is repaid or a default occurs. The shares were valued at the fair value of $0.10 per share or $750,000.


SUBSEQUENT EVENTS
-----------------

In October 2006, the Company sold 166,667 shares of Common Stock for $25,000. The Common Stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $25,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

On November 2, 2006 2,000,000 shares of our common stock was issued to Tracy Jones, Managing Member of Western Architectural Services, LLC. for the closing of the purchase Western. The fair value of the shares issued based on the closing bid price on that day Was $0.08 per share for a total value of $80,000.

On November 2, 2006 9,812,500 shares were issued to Richard and Myong Hannigan for accumulated accrued bonuses of $785,000. The fair value of the shares was based on the closing bid price on November 2, 2006 of $0.08.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. The Company accumulates interest on the principal at the rate of $17,467 per Quarter. As of September 30, 2006 the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, and accrued interest, of $301,294 amounted to an aggregate of $1,199,533. One half of this amount, or $599,766, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding.

In May 2006, a shareholder, who is not an affiliate of the company, provided us with A loan of $25,000 at a stated interest rate of 12%. The not is due on demand. The proceeds were used for operations. During the third quarter this loan was paid in full and has no balance outstanding

On September 5, 2006 the Company received a loan from Diversified Lending Group, a California registered mortgage Banker, in the amount of $1,250,000. The loan term is for one year with monthly interest payments due on the 5th day of each month beginning on October 5, 2006. The principal balance is due twelve months from the day the loan was executed. The interest rate of the loan is 14% simple interest calculated daily assuming a 360 day year. The company is obligated to pay a monthly interest payment of $14,583. A late payment fee of .05% will be payable to DLG in the event a monthly payment is determined to be late. If the Company defaults on any payments a notice of default will be sent by DLG to the Company at which time the company will have 15 days to sure the default. Once a default has been created, the default rate will be 18%. As consideration for the loan Voyager was required to issue 4,000,000 shares of common stock representing ..04% of the issued and outstanding shares of Voyager. As a condition to the loan Voyager is required to issue shares of common stock to DLG every quarter in order for DLG to remain at .04% for a period of two years from the date the loan is repaid. An additional 7,500,000 shares were issued to DLG as collateral for the loan. Those shares are to remain unencumbered and will be returned to the Company for cancellation at the time the loan is repaid. However if the loan is not repaid DLG will be permitted to retain the shares.

The company has the option to extend the loan term to 18 months for a fee of ..03% of the loan amount or $37,500.

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

Dated  November 20, 2006

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           November 20, 2006


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           November 20, 2006

                                       By: /s/ Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           November 20, 2006