Form 10KSB
period 2006-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2007-04-17
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2006

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

     State issuer's revenues for its most recent fiscal year: $0.00
                                                              -----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, a specified date within the past 60 days: As of March 31, 2007, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.18 was approximately $10,051,722.

     State the number of shares outstanding of each of the issuer's classes of equity, as of the last practicable date: 114,842,905 shares as of common stock, and 1,000,000 shares of Preferred Series B stock as confirmed by the Company's transfer agent on March 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes     No  X

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2006

PART I                                                                     Page


Item     1.  Description of Business                                         2
Item     2.  Description of Property                                         6
Item     3.  Legal Proceedings                                               6
Item     4.  Submission of Matters to a Vote of Security Holders             7

PART II
Item     5.  Market for Common Equity and Related Stockholder Matters        7
Item     6.  Managements' Discussion and Analysis or Plan of Operation       9
Item     7   Consolidated Financial Statements                              17
Item     8   Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                       17
PART III

Item     9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act              19
Item     10  Executive Compensation                                         22
Item     11  Security Ownership of Certain Beneficial Owners and Management 23
Item     12  Certain Relationships and Related Transactions                 26
Item     13  Exhibits, Consolidated Financial Statement Schedules and
             Reports on Form 8-K                                            27
Item     14  Principal Accounting Fees and Services                         28

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

In this filing references to "Company," "we," "our," and/or "us," refers to Voyager Entertainment International, Inc.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS


( a )       RECENT DEVELOPMENT

On April 10, 2006, Voyager entered into a Unit Purchase (Buy-Sell) Agreement ("Agreement") to acquire all the outstanding units of Western Architectural Services, LLC ("Western") in exchange for a total of 5,000,000 shares of Voyager's common stock ("Shares"). On September 11, 2006, Voyager believed it had fully completed the necessary due diligence pursuant to the Agreement and consequently delivered the Shares consideration as required for the final closing. Upon further evaluation of Voyager's due diligence of Western pursuant to Section 2.02 of the Agreement, it has been determined that the existing limited liability company ("LLC") operating agreement of Western would need to be modified in order for Voyager to continue the existing operations of Western.

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

On March 30 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement and therefore cancelled the Agreement since the transaction did not meet all the requirements of Section 2.02 of the Agreement and was deemed as if the acquisition transaction was never closed.

Tracy Jones was initially issued 5,000,000 shares of common stock of Voyager for the acquisition. As a result of the nullification of the acquisition Mr. Jones will be required to return 2,500,000 shares to the Company to be cancelled and returned to the treasury. The remaining 2,500,000 shares will be accounted for as a fee for the nullification . The shares were valued at the fair value of $0.15 per share for a total value of $375,000.

As a result of the nullification of the transaction the Company will be amending the 10-QSB for the period ending September 30, 2006. The 10-QSB on that date reflected a consolidation of the financial statements of Both Voyager and Western. The amendment will remove any information and financial Data of Western.

(b) GENERAL BUSINESS DEVELOPMENT

On March 17, 2005 the Company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the
United Arab Emirates. According to the agreement Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE.

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will operate, govern, and own the newly formed company.

It was originally planned that a UAE corporation would be formed within 180 days of the date of the signing of the agreement. However as of the date of this filing an adequate site for the Observation Wheel has not been determined. A UAE corporation will not be formed until the time when an adequate site has been obtained. At this time there have been no funds raised for this project.

When the project begins, Voyager will be responsible for the management of the construction of the project and will receive a premium above and beyond the cost of building the project. There will be a management agreement which allows Voyager to contract a third party management company to perform day-to-day operations. Voyager will also receive a percentage of gross revenues from operations.

The Company is currently evaluating site locations in Las Vegas, Nevada where the Observation Wheel could be constructed by the Company. If the Company is unsuccessful in obtaining a site and negotiating terms acceptable to both Voyager and a prospective property owner for a Las Vegas location, the Company will be required to identify a location outside of Las Vegas. An observation wheel could be constructed before Voyager's Observation Wheel could be built in Las Vegas, forcing our management to focus its efforts elsewhere for a significant amount of time. While there are several locations outside of Las Vegas which are currently proposed, there can be no guarantees that the Company will obtain financing or any definitive agreements for any other locations.

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

     On February 15, 2003, we executed an amendment to the Loan and Security Agreement with Mr. Dan Fugal to amend the term date from February 15, 2003 to April 15, 2003. As of the year ending December 31, 2003, Mr. Fugal has loaned $605,000 to the Company. The loan and security agreement with Mr. Fugal has expired and requires the Company to repay $605,000 to Mr. Fugal as well as a one time interest payment of $605,000. Any agreements or amendments for Mr. Fugal to provide additional funds have been canceled, and the Company is obligated to repay a total of $1,210,000.

     By written consent dated April 23, 2003, a majority of the Company's stockholders elected to reincorporate the Company in the State of Nevada, [pursuant to a reincorporation merger between the Company and its then wholly-owned subsidiary, Voyager Entertainment International, Inc. Nevada formed for the purpose of the reincorporation merger, and which constituent company survived the reincorporation merger]. The reincorporation became effective on June 23, 2003. In connection with the reincorporation, the Company increased its authorized common stock, $0.001 par value, from 100,000,000 shares to 200,000,000 shares and its authorized Preferred Stock, $0.001 par value, from 25,000,000 shares to 50,000,000 shares.

The consolidated financial statements included in this filing have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no established source of revenue, incurred significant losses since inception of $13,966,083 and used cash for operations of $771,807 and $887,534 during the years ended December 31, 2006 and 2005, respectively. The Company also has a working capital deficit of $4,290,908 and a stockholders' deficit of $3,774,761 as of December 31, 2006. Additionally, a lender has the right to foreclose on the assets of the Company if the demand for repayment of $1.2 million is not made. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position. However, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.


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

ORGANIZATION AND OPERATION

         The L.V. Voyager Project will be owned by the Company, however, it will be designed, developed, built and operated by Voyager Entertainment Holdings, Inc., ("VEHI"), a wholly owned subsidiary of the Company. VEHI will manage the project pursuant to a performance-based contract between the Company and VEHI [and an as-yet unidentified partner of the Company. All covenants, restrictions and protocols will be detailed in the performance-based contract.

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


Star of Shanghai Voyager Project
---------------------------------

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

United Arab Emirates (UAE)
---------------------------

On March 17, 2005 the Company issued a press release announcing the signing of a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE. At this time there have been no funds raised due to the fact that an adequate location has not been obtained.

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will jointly own, operate and govern the newly formed company. The UAE corporation has not be firmed until which time an adequate location for the project has been obtained.

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

Currently the primary effort of the UAE project is acquiring the proper location. There can be no guarantees that we will find a suitable location. However, we continue our best efforts.

Other "Observation Wheels"
---------------------------

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

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., from March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through December 31, 2006, we incurred operating expenses of $12,330,050 and interest expense of $1,636,033 against no revenues, which resulted in accumulated losses of $14,096,083.

Employees
         As of December 31, 2006, we only had Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director, and Myong Hannigan, Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

         Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hannigan, Mr. Jones or our inability to attract and retain other qualified employees could have a material adverse effect on us.

Currently there are no patents, trademarks or copyrights filed on behalf of the Company protecting the current design of the Observation Wheel. We currently do not have a site for the Observation Wheel. However, when a proper site is obtained, the Company will be required to obtain proper permitting and government approvals unless that site is currently approved for the construction of an Observation Wheel. There can be no guarantees that the Company will be successful in securing a suitable site or the appropriate approvals needed.

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

                                       2006                                          2005
----------------------------------------------------------------------------------------------------------------
                 Low     High             Low    High             Low     High            Low     High
                 Bid     Bid     Close    Ask    Ask     Close    Bid     Bid    Close    Ask     Ask    Close
----------------------------------------------------------------------------------------------------------------
1st  Quarter    $0.09    $0.22   $0.14   $0.10   $0.25   $0.17   $0.13    $0.50   $0.32   $0.15   $0.51   $0.34
----------------------------------------------------------------------------------------------------------------
2nd Quarter     $0.10    $0.20   $0.13   $0.12   $0.21   $0.134  $0.12    $0.36   $0.27   $0.16   $0.43   $0.31
----------------------------------------------------------------------------------------------------------------
3rd  Quarter    $0.08    $0.15   $0.081  $0.084  $0.17   $0.084  $0.23    $0.55   $0.41   $0.235  $0.60   $0.44
----------------------------------------------------------------------------------------------------------------
4th  Quarter    $0.04    $0.105  $0.07   $0.072  $0.14   $0.072  $0.17    $0.42   $0.24   $0.165  $0.44   $0.25
----------------------------------------------------------------------------------------------------------------

(b) HOLDERS OF COMMON STOCK

         As of December 31, 2006, we had approximately 77 stockholders of record (not including shares held by brokers or in street name), of the 114,842,905 shares of common stock outstanding. The closing bid stock price on March 30, 2007 was $0.19.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

In November 2006, the Company sold 166,667 shares of common stock for $25,000. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $25,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

On November 2, 2006, 2,000,000 shares of our common stock was issued to Tracy Jones, Managing Member of Western Architectural Services, LLC. for the closing of the purchase of Western. The fair value of the shares issued based on the closing bid price on that day was $0.15 per share for a total value of $300,000.

On November 2, 2006, 9,812,500 shares were issued to Richard and Myong Hannigan for accumulated accrued bonuses of $750,000. The fair value of the shares was based on the closing bid price on November 2, 2006 of $0.08

In November 2006, the Company issued 464,278 shares to Diversified Lending Group as part of the dilution schedule. These shares were valued at the fair value of $0.06 per share for total compensation of $27,840.

In December 2006, the Company sold 166,667 shares of common stock for $25,000. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All purchasers were "accredited" investors within the meaning of Rule 501(a) of Regulation D. We received net proceeds in the offering of $25,000. All purchasers represented that they were acquiring the Common shares for investment purposes only and not with a view to distribute. The purchasers further represented that they (a) have such knowledge and experience in financial and business matters and are capable of evaluating the merits and risks of the investment, (b) are able to bear the complete loss of the investment, (c) have had the opportunity to ask questions of, and receive answers from, the Company and its management concerning the terms and conditions of the offering and to obtain additional information, and
(d) qualify as "accredited investors" as such term is defined in Rule 501(a) of Regulation D.

In December 2006, the Company issued 600,000 shares of common stock for consulting services rendered. These shares were valued at the fair value of $0.06 per share for total compensation of $36,000.

In December 2006, the Company also issued 1,000,000 shares of restricted Common Stock, for services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company and had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $58,000.,


SUBSEQUENT EVENTS
------------------

In March 2007, the Company also issued 1,000,000 shares of restricted Common Stock for services. The Company believes that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares had a preexisting relationship with our management, had performed services for the Company, had full and complete access to the Company and had the opportunity to speak with management with regards to their investment decision. These shares were valued at a fair market value of $100,000.

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

         On April 2, 2002, we amended our Certificate of Incorporation to change our name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc.

         In June 2003, the Company reincorporated in the State of Nevada. The reincorporation became effective in the states of North Dakota and Nevada on June 23, 2003, the date the Certificate of Merger was issued by the Secretary of State of North Dakota.


Critical Accounting Policies
----------------------------

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the accounting for stock based compensation.

Stock Based Compensation:

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended).

We use the fair value method for equity instruments granted to employees and non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Plan of Operation

         During the next 12 months, we plan to focus our efforts on our development of the Observation Wheels; however, actual production will not commence until we have sufficient capital for construction and marketing. Currently, our monthly cash need is approximately $80,000 per month. As of the year ending December 31, 2006, the Company did not have enough cash on hand to continue operations through the next quarter. However, from time-to-time the officers of the Company loan funds to provide for operations. There can be no guarantees that the Company's officers and directors will continue to loan funds to the Company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations. We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The primary expenses for the Company consist of consulting fees that are primarily paid by the issuance of our common stock.

We are not the traditional Company that has the standard research and development expenses. As a result, most of our research and development expenses consist of presentation materials and architectural designs. Upon funding of the project the initial expense will be engineering and architectural.

Our primary costs consist mainly of professional and consulting, legal and accounting fees along with those fees paid to related parties, rent expenses and printing expenses. As the project is being developed we are incurring additional architectural and travel related fees. The Company expects that travel expenses will increase when an adequate location is found in the UAE. If this project is successful there will be a significant increase in expenses for all aspects of the construction process to include an additional office set up and continual travel.

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

         We have no operating history, no significant current operations, minimum cash on hand, and no profit. Because of these factors, our auditors have issued an audit opinion for us which includes a statement describing doubts about our ability to continue as a going concern status. This means there is substantial doubt about our ability to continue as a going concern. While we believe we have made good faith estimates of our ability to secure additional capital in the future to reach our goals, there is no guarantee that we will receive sufficient funding to implement any future business plan steps. In the event that we do not receive additional financing, we will not be able to continue our operations.

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

Results of Operations

Years Ended December 31, 2006 and December 31, 2005

                                         For the year ended For the year ended
                                          December 31, 2006 December 31, 2005
                                          -----------------    -----------------

Net revenue                                  $        --          $        --

Operating expenses:
  Professional and consulting fees             1,377,970            1,469,866
  Project costs                                   46,119               11,592
  Depreciation                                    10,143                7,566
 Other operating expenses                        144,547              177,924
                                             -----------          -----------
                                               1,578,779            1,666,948
                                             -----------          -----------
Loss from operations                          (1,578,779)          (1,666,948)
Interest expense                                (309,056)             (69,710)
Interest Income                                    1,141                  --
                                             -----------          -----------
Loss before income taxes                      (1,886,694)          (1,736,658)
Income taxes                                          --                  --
                                             -----------          -----------
Net loss                                     $(1,886,694)          (1,736,658)
                                             -----------          -----------

         Revenues. We did not have any revenues for the fiscal year ending December 31, 2006 and 2005. There was no change in revenues from the year ending 2006 versus 2005 because we are still in the development stage and revenues will not be generated until operations of an Observation Wheel begin.

         Blue Prints/Project Costs for the year ended December 31, 2006 were $46,119 which is $34,527 more than the $11,592 of project costs incurred in the year ended December 31, 2005. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. In the fiscal year ended December 31, 2005, the Company converted the presentation materials into mini DVD presentations. It was found necessary to continue to print the presentation materials along with the DVD presentations. This resulted in the need to purchase large amounts of ink and presentation supplies. Our total project costs since inception are $138,298.

         Operating Expenses. We had operating expenses of $1,578,779 for the year ended December 31, 2006 versus operating expenses of $1,666,948 for the year ended December 31, 2005 which primarily consisted of office rental expenses, legal and accounting fees and professional expenses. There was a decrease in our operating expenses for the year ending December 31, 2006 of $88,169. The decrease in operating expenses for the year ending December 31, 2006 was primarily due to the fact that the Company utilized fewer consultants throughout 2006, and was not required to issue its common stock for services. We did not incur any settlement expenses in 2006. If the Company receives funding for either the Las Vegas Project or the UAE Project we expect these fees to increase substantially including support for employees that will be required.

          Professional and Consulting Fees. We paid professional and consulting fees of $1,377,970 for the year ending December 31, 2006 versus $1,469,866 for the year ending December 31, 2005 that attributed to a decrease of $91,896 or 6.2%. Our primary expense is the issuance of common stock to consultants as well as professional fees to Synthetic Systems totaling $800,000. There is currently an accrued unpaid balance of $625,000. Synthetic Systems is controlled by our President. In 2006 we issued fewer shares to consultants for services than in 2005.

         Net Losses from Operations. As a result of the decreases, primarily in professional and consulting fees where our common stock was issued for services, net loss from operations for the period ended December 31, 2005 was $1,666,948 and was an decrease of $88,169 as compared to the net loss from operations of $1,578,779 for the year ended December 31, 2006. The decrease in net losses can Be attributed to a decrease in common stock issuances to consultants.

         Interest Expense. Our interest expense for the year ending December 31, 2006 was $309,056 versus $69,710. It resulted in an increase in interest expense of $239,346. The increase was attributable to interest being paid on a note of $1,250,000 Bearing an interest rate of 14% per anum. The note was secured in September 2006 and the Company commenced making monthly interest payments of $14,583.

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

         As of December 31, 2006, we had cash of $76,241, which consisted primarily of cash on hand and current liabilities of $4,440,899, resulting in working capital deficit of $4,324,658 versus current assets of $108,552, current liabilities of $3,256,762 and a working capital deficit of $3,148,210 respectively for the year ending December 31, 2005. The increase in cash was attributable to the Company conducting private placement transactions throughout 2005.

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

         On February 15, 2003, we executed an amendment to the Loan and Security Agreement to amend the term date from February 15, 2003 to April 15, 2003. As of the year ending December 31, 2005, Mr. Fugal has loaned $605,000 to the Company. The loan and security agreement with Mr. Fugal has expired and requires the Company to repay $605,000 to Mr. Fugal as well as a one time interest payment of

$605,000. Any agreements or amendments for Mr. Fugal to provide additional funds have been canceled, and the Company is obligated to repay a total of $1,210,000. As a requirement of the Agreement, the Company is obligated to repay Mr. Fugal when an adequate amount of funding is received. At this time, unless funding is received, it is likely that the Company will be unable to repay the debt. As collateral for the Loan and Security Agreement with Mr. Fugal, Mr. Fugal filed a UCC-1 against the assets and intellectual property of the Company which would give Mr. Fugal the right to institute foreclosure proceedings toward the Company. Mr. Fugal could institute foreclosure proceedings at any time if he believes that he will not be repaid. As of this date Mr. Fugal has not indicated any intentions to institute foreclosure proceedings. However, we can not guarantee that Mr. Fugal will not attempt to institute foreclosure proceedings against the Company. This credit facility is deemed closed and will not increase.

Diversified Lending
---------------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending for $1,250,000. The Company is a joint tenant with Western Architectural in this debt which bears interest of 14% and is due within one year from the date of the note.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so that their 4% ownership is not diluted. As of December 31, 2006, we issued an additional 464,278 of common shares relating to third quarter 2006 dilution and have accounted for this issuance as additional interest expense of $27,857. At December 31, 2006, we have accrued an additional $6,261 of interest relating to the year end dilution calculation which will result in us issuing an additional 89,438 shares once these financial statements have been filed.

As the collateral, loan fees and anti-dilution components of the agreement are dominated in Company common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western Architectural Services, LLC and recorded an unsecured Note Receivable on our balance sheet.

United Arab Emirates (UAE)
--------------------------

On March 17, 2005 the Company issued a press release announcing the signing of a definitive joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE up to $150 million.

Voyager and Allied will form a UAE corporation in order for the transaction to be completed. Both Voyager (or its assigns) and Allied (or its assigns) will own, operate and govern the newly formed company.

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

The primary goal for the UAE project is locating an appropriate site for the project to be located. There can be no guarantees that if a site is located it will be attainable at terms acceptable to the Company and its partner.

         Risks that could cause actual performance to differ from expected performance are detailed in the remainder of this section, and under the section titled "Factors That May Affect the Company's Future Operating Results."

FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS

We must comply with penny stock regulations which could effect the liquidity and price of our stock.

            The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to:
Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

We may in the future issue additional shares of our common stock which would reduce investors percentage ownership and may dilute our share value.

            Our articles of incorporation authorize the issuance of 200,000,000 shares of common stock. As of March 31, 2006, we have 114,842,905 shares of our common stock issued and outstanding. We are also authorized to issue 50,000,000 shares of Series A Preferred Stock at par value $.001 with no face value, convertible to common stock at 10 to 1 and 10,000,000 shares of Preferred B Stock face value of $.10 convertible to Common Stock at 2 to 1 of which there are 1,000,000 shares of our Series B Preferred Stock outstanding. The future issuance of all or part of our remaining authorized common stock, Preferred Stock or any combination of either, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Our auditors' report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern. If we are unable to continue as a going concern, it is unlikely that we will continue in business.

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

Operating in Foreign Countries

         Currently we have a signed definitive agreement to build a Voyager Project in the UAE. Operating in a foreign country provides additional risks such as, permitting and licensing can be more difficult to obtain, obtaining personnel for the daily operations could present significant challenges, and if the local government were to become unstable our results could be severely affected.

Acts of Terrorism

         Because the Voyager Project will depend upon tourism, if there is a terrorist attack in the city or country where the project will be located, the anticipated results could be dramatically affected.

Personnel

         As of December 31, 2006, we had three Officers and Directors. The Company pays approximately $35,000 a month in consulting fees to Synthetic Systems LLC, an entity wholly owned by Richard Hannigan. We are dependent upon Richard Hannigan, President, CEO and Director and Tracy Jones, COO and Director and Myong Hannigan, Secretary and Treasurer. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $4,290,908, total debt plus accrued interest of $3,675,889 of which $1,210,000 is callable at any time and $1,250,000 is due in 2007, and has an accumulated deficit of $13,966,083. Additionally we have incurred significant losses of $1,886,694 and $1,736,658, and used cash from operating activities of $771,807 and $887,534 in 2006 and 2005, respectively. All of this raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initial their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the Las Vegas Project as well as other projects and continually seek funding opportunities

Management intends to use borrowings and security sales to mitigate the effects of its cash position. However, no assurance can be given that debt or equity financing, if and when required, will be available. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7. FINANCIAL STATEMENTS.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS



REPORT OF THE INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                                F-2

   Consolidated Statements of Operations                                     F-3

   Consolidated Statement of Stockholders' deficit                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to Consolidated Financial Statements                             F-7-16
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Voyager Entertainment International, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Voyager Entertainment International, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Voyager Entertainment International, Inc. as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ De Joya Griffith & Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS
Henderson, Nevada


April 10, 2007

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                                                       December 31,
                                                                            2006
                                                                      -------------
                                     ASSETS

CURRENT ASSETS

     Cash                                                             $      76,241
     Loan origination costs net of amortization of $16,250                   33,750
                                                                      -------------
            Total current assets                                            109,991
                                                                      -------------

NOTE RECEIVABLE                                                             500,000
FIXED ASSETS, net of accumulated depreciation of $26,505                     16,147
                                                                      -------------

                   Total assets                                       $     626,138
                                                                      =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                            $   1,042,660
     Accrued expenses - related party                                       625,000
     Loans and settlement payable                                           878,239
     Notes payable                                                        1,855,000
                                                                      -------------

            Total current liabilities                                     4,400,899
                                                                      -------------

                   Total liabilities                                      4,400,899

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                        --
        Series B - 10,000,000 designated, 1,000,000 outstanding               1,000
     Common stock: $.001 par value; authorized 200,000,000 shares;
        issued and outstanding: 113,842,905                                 113,844
     Additional paid-in capital                                          12,043,353
     Deferred construction costs paid with common stock                    (196,875)
     Acquisition deposit paid with common stock                            (750,000)
     Loan collateral paid with common stock                                (750,000)
     Loan fees paid with common stock, net of accretion                    (270,000)
     Accumulated deficit during the development stage                   (13,966,083)
                                                                      -------------
            Total stockholders' deficit                                  (3,774,761)
                                                                      -------------

                   Total liabilities and
                   stockholders' deficit                              $     626,138
                                                                      =============

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           From inception
                                                                                          March 1, 1997 to
                                                    December 31, 2006  December 31, 2005  December 31, 2006
                                                    -----------------  -----------------  -----------------
Revenues                                               $         --      $         --      $         --

Operating Expenses:
       Professional and consulting fees
              (including $800,000 and $660,000
              to related parties in 2006 and 2005,
              respectively)                               1,377,970         1,469,866        10,659,721
       Project costs                                         46,119            11,592           138,298
       Depreciation                                          10,143             7,566            27,117
       Settlement expense                                        --                --           650,000
       Other expense                                        144,547           177,924           854,914
                                                       ------------      ------------      ------------
                                                          1,578,779         1,666,948        12,330,050

Operating loss                                           (1,578,779)       (1,666,948)      (12,330,050)

Other income (expense):
       Interest income                                        1,141                --             1,141
       Interest expense                                    (309,056)          (69,710)       (1,637,174)
                                                       ------------      ------------      ------------
                                                           (307,915)          (69,710)       (1,636,033)

Net Loss                                                 (1,886,694)       (1,736,658)      (13,966,083)

Preferred stock dividends                                        --                --          (130,000)

                                                       ------------      ------------      ------------
Net loss allocable to common stockholders              $ (1,886,694)     $ (1,736,658)     $(14,096,083)
                                                       ============      ============      ============


Net loss per common share - basic and
       diluted                                         $      (0.01)     $      (0.02)
                                                       ============      ============

Weighted average number of
       common shares outstanding                         89,541,635        72,741,543
                                                       ============      ============

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                FROM INCEPTION MARCH 1, 1997 TO December 31, 2006




                                           Preferred Stock Series A   Preferred Stock Series B          common stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                             --      $    --             --     $     --     15,000,000     $15,000

Net loss for the year ended
  December 31, 2001                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2001                       --           --             --           --     15,000,000      15,000

Issuance of stock for cash and
  services (pre-merger)                     2,160,000        2,160             --           --             --          --

Conversion of preferred stock
  to common stock                            (660,000)        (660)            --           --      6,600,000       6,600

Acquisition of net assets of Dakota                --           --             --           --     11,615,000      11,615

Issuance of common stock for cash -
  February 15, 2002                                --           --             --           --        800,000         800

Issuance of common stock for services -
  April 2002                                       --           --             --           --        200,000         200

Issuance of common stock for
  Architectural agreement - May 2002               --           --             --           --      2,812,500       2,813

Issuance of common stock for cash -
  June 2002                                        --           --             --           --         50,000          50

Issuance of common stock for
  Architectural agreement - October 2002           --           --             --           --        600,000         600

Issuance of common stock for
  financing costs - November 2002                  --           --             --           --        650,000         650

Issuance of stock for services -
  October 2002                                     --           --             --           --        325,000         325

Net loss for the year ended
  December 31, 2002                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at December 31, 2002                1,500,000        1,500             --           --     38,652,500      38,653

Issuance of common stock for
  financing costs - June 2003                      --           --             --           --      2,600,000       2,600


Issuance of preferred stock for cash
  June 2003                                        --           --      1,000,000        1,000             --          --

Issuance of preferred stock for cash
  August 2003                                      --           --        500,000          500             --          --

Issuance of common stock for cash
  September 2003                                   --           --             --           --        769,222         769

BCF associated with preferred stock                --           --             --           --             --          --

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                        --           --             --           --             --          --

Issuance of common stock for services
  September 2003                                   --           --             --           --        625,000         625

Issuance of common stock for cash
  December 2003                                    --           --             --           --      2,307,692       2,308

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --      1,538,461       1,538

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        192,308         192

Issuance of common stock for cash -
  December 2003                                    --           --             --           --        384,614         384

Issuance of preferred stock for
  service RP - December 2003                       --           --     (2,500,000)      (2,500)            --          --

Issuance of common stock for services -
  December 2003                                    --           --             --           --      1,163,000       1,163

Net loss for the year ended 12/31/03               --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2003               1,500,000      $ 1,500      4,000,000     $  4,000     49,771,258     $49,770
                                            =========      =======      =========     ========     ==========     =======

 Issuance of common stock for cash
  January 2004                                     --           --             --           --        192,307         192

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        384,614         385

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        250,000         250

 Issuance of common stock for cash
  February 2004                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  February 2004                                    --           --             --           --        425,000         425

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

 Issuance of common stock for services
  February 2004                                    --           --             --           --        150,000         150

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

Conversion of preferred stock to
  common stock March 2004                    (500,000)        (500)            --           --      5,000,000       5,000

 Issuance of common stock for cash
  March 2004                                       --           --             --           --        384,614         385

 Issuance of common stock for services
  June 2004                                        --           --             --           --        650,000         650

 Issuance of common stock for cash
  September 2004                                   --           --             --           --        333,333         333

 Issuance of common stock for cash
  October 2004                                     --           --             --           --      1,000,000       1,000

 Issuance of common stock for services
  October 2004                                     --           --             --           --        500,000         500

 Net loss for the year ended
  December 31, 2004                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2004                 500,000      $   500      4,000,000     $  4,000     64,691,126     $64,690

                                            =========      =======      =========     ========     ==========     =======

 Issuance of common stock for services
  January 2005                                     --           --             --           --        500,000         500

 Issuance of common stock for cash
  February 2005                                    --           --             --           --        500,000         500

 Issuance of common stock for services
  March 2005                                       --           --             --           --        500,000         500


 Issuance of common stock for cash
  March 2005                                       --           --             --           --        375,000         375

Issuance of common stock for cash
  June 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  June 2005                                        --           --             --           --      2,000,000        2000

Issuance of common stock for cash
  July 2005                                        --           --             --           --        200,000         200



Issuance of common stock for cash
  July 2005                                        --           --             --           --        666,667         667

Issuance of common stock for cash
  July 2005                                        --           --             --           --        166,666         167

Conversion of preferred stock to common
  Stock August 2005                                --           --     (2,500,000)      (2,500)     5,000,000       5,000

Issuance of common stock for cash
  September 2005                                   --           --             --           --        100,000         100

Issuance of common stock for cash
  September 2005                                   --           --             --           --        500,000         500

Issuance of common stock for cash
  November 2005                                    --           --             --           --        333,333         333

Issuance of common stock for cash
  November 2005                                    --           --             --           --        800,000         800

Issuance of common stock for cash
  November 2005                                    --           --             --           --        666,667         667

Issuance of common stock for cash
  December 2005                                    --           --             --           --        166,667         167


Net loss for the year ended
  December 31, 2005                                --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

 Balance at December 31, 2005                 500,000      $   500      1,500,000     $  1,500    $77,832,793     $77,833
                                            =========      =======      =========     ========     ==========     =======

Issuance of common stock for cash
 February 2006                                     --           --             --           --        166,667         167

Conversion of preferred series B stock
 To common stock April 2006                        --           --       (500,000)        (500)     1,000,000       1,000

Issuance of common stock for Services
 April 2006                                        --           --             --           --        950,000         950

Issuance of common stock for Acquisition
 Deposit April 2006                                --           --             --           --      3,000,000       3,000

Issuance of common Stock for services
 May 2006                                          --           --             --           --        100,000         100

Issuance of common stock for services
 June 2006                                         --           --             --           --        250,000         250

Conversion of Preferred Series A
To common Stock July 2006                   (500,000)        (500)            --            --      5,000,000       5,000

Issuance of common stock for loan
August 2006                                       --           --             --            --      4,000,000       4,000

Issuance of common Stock for collateral
August 2006                                       --           --             --            --      7,500,000       7,500

Issuance of common stock for services
 November 2006                                    --           --             --            --      9,812,500       9,813

Issuance of common stock as deposit
 For acquisition November 2006                    --           --             --            --      2,000,000       2,000

Issuance of common stock for additional
 Debt interest December 2006                      --           --             --            --        464,278         464

Issuance of common stock for cash
 December 2006                                    --           --             --            --        166,667         167

Issuance of common stock for services
 December 2006                                    --           --             --            --      1,600,000       1,600

Fair market adjustment to stock for
Deferred Construction Costs, December 2006        --           --             --            --             --          --

Accretion of loan costs to interest expense
 December 2006                                    --           --             --            --             --          --

Net loss as of December 31, 2006                  --           --             --            --             --          --
                                              ------      -------        -------        ------      ---------       -----

Balance at December 31, 2006                      --           --      1,000,000        $1,000    113,842,905    $113,844
                                              ======      =======        =======        ======      =========       =====

                                                                                                            Deficit
                                                                                                          accumulated
                                                                 Deferred                                 during the      Total
                                            Additional       construction  Acquisition  Loan       Loan   development stockholders'
                                            paid-in capital       costs      deposit   collateral  Fee       stage       deficit
                                            ---------------       -----     ---------- ---------- ------  ----------- -------------
For the period since inception on March 1,
  1997 to December 31, 2000 (as restated
   for reorganization)                       $ 20,000         $        --          --         --      --  $  (87,193)   $   (52,193)

Net loss for the year ended
  December 31, 2001                               --                   --          --         --      --    (101,432)      (101,432)
                                            ------------      ------------  ---------   --------   -----  -----------     ----------

Balance at December 31, 2001                     20,000              --            --         --      --    (188,625)      (153,625)

Issuance of stock for cash and
  services (pre-merger)                          25,840               --           --         --      --          --         28,000

Conversion of preferred stock
  to common stock                                (5,940)              --           --         --      --          --             --

Acquisition of net assets of Dakota             (11,615)              --           --         --      --          --             --

Issuance of common stock for cash -
  February 15, 2002                             399,200               --           --         --      --          --        400,000

Issuance of common stock for services -
  April 2002                                    399,800               --           --         --      --          --        400,000

Issuance of common stock for
  Architectural agreement - May 2002         18,138,722      (18,141,535)          --         --      --          --             --

Issuance of common stock for cash -
  June 2002                                     149,950               --           --         --      --          --        150,000

Issuance of common stock for
  Architectural agreement - October 2002        162,000         (162,600)          --         --      --          --             --

Issuance of common stock for
  financing costs - November 2002               162,500               --           --         --      --          --        163,150

Issuance of stock for services -
  October 2002                                   74,750               --           --         --      --          --         75,075

Net loss for the year ended
  December 31, 2002                                --                 --           --         --      --          --     (1,754,327)
                                                ------     ------------      --------   -------  --------  -----------   -----------

Balance at December 31, 2002                19,515,207      (18,304,135)           --        --        --   (1,942,952)    (691,727)

Issuance of common stock for
  financing costs - June 2003                  309,400               --            --        --        --           --      312,000


Issuance of preferred stock for cash
  June 2003                                     99,000               --            --        --        --           --      100,000

Issuance of preferred stock for cash
  August 2003                                   49,500               --            --        --        --           --       50,000

Issuance of common stock for cash
  September 2003                                99,231               --            --        --        --           --      100,000

BCF associated with preferred stock            130,000               --            --        --        --           --      130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                   (130,000)              --            --        --        --           --     (130,000)

Issuance of common stock for services
  September 2003                                99,375               --            --        --        --           --      100,000

Issuance of common stock for cash
  December 2003                                297,692               --            --        --        --           --      300,000

Issuance of common stock for cash -
  December 2003                                198,462               --            --        --        --           --      200,000

Issuance of common stock for cash -
  December 2003                                198,462               --            --        --        --           --      200,000

Issuance of common stock for cash -
  December 2003                                 24,808               --            --        --        --           --       25,000

Issuance of common stock for cash -
  December 2003                                 49,616               --            --        --        --           --       50,000

Issuance of preferred stock for
  service RP - December 2003                 2,347,500               --            --        --        --           --    2,350,000

Issuance of common stock for services -
  December 2003                                847,827               --            --        --        --           --      848,990

Net loss for the year ended 12/31/03                --               --            --        --        --  $(7,886,847) $(1,199,632)
                                              --------          -------        ------   -------  --------   -----------  -----------

 Balance at December 31, 2003               $24,136,080    $ 18,304,135)           --        --        --  $(7,886,847) $(1,999,632)
                                            ===========    ============        ======   =======  ========   ===========  ===========

 Issuance of common stock for cash
  January 2004                                   24,808              --            --        --        --           --       50,000

 Issuance of common stock for cash
  February 2004                                 49,615               --            --        --        --           --       50,000

 Issuance of common stock for cash
  February 2004                                199,500               --            --        --        --           --      200,000

 Issuance of common stock for cash
  February 2004                                318,325               --            --       --         --           --      318,750

 Issuance of common stock for services
  February 2004                                119,850               --            --       --         --           --      120,000

 Issuance of common stock for services
  February 2004                                119,850               --            --       --         --           --      120,000

 Issuance of common stock for services
  February 2004                                 (4,500)              --            --       --         --           --           --

Conversion of preferred stock to
  common stock March 2004                       (4,500)              --            --       --         --           --           --

Conversion of preferred stock to
  common stock March 2004                       49,615               --            --       --         --           --       50,000

 Issuance of common stock for cash
  March 2004                                    49,615               --            --       --         --           --       50,000

 Issuance of common stock for services
  June 2004                                    322,350               --            --       --         --           --      323,000

 Issuance of common stock for cash
  September 2004                                49,667               --            --       --         --           --       50,000

 Issuance of common stock for cash
  October 2004                                 149,000               --            --       --         --           --      150,000

 Issuance of common stock for services
  October 2004                                  54,500               --            --       --         --           --       55,000

 Net loss for the year ended
  December 31, 2004                                 --               --            --       --         --   (2,455,886)  (2,455,886)
                                            ----------     ------------     ---------   ------    -------   -----------   ----------

 Balance at December 31, 2004               $25,683,910    $(18,304,135)           --       --         -- $(10,342,732) $(2,893,767)
                                            ===========    ============     =========   ======    =======  ============  ===========

 Issuance of common stock for services
  January 2005                                   74,500              --            --       --         --           --       75,000

 Issuance of common stock for cash
  February 2005                                  99,500              --            --       --         --           --      100,000

 Issuance of common stock for services
  March 2005                                    159,500              --            --       --         --           --      160,000


 Issuance of common stock for cash
  March 2005                                     74,625              --            --       --         --           --       75,000

Issuance of common stock for cash
  June 2005                                      99,333              --            --       --         --           --      100,000

Issuance of common stock for cash
  June 2005                                     298,000              --            --       --         --           --      300,000

Issuance of common stock for cash
  July 2005                                      69,800              --            --       --         --           --       70,000



Issuance of common stock for cash
  July 2005                                      99,333              --            --       --         --           --      100,000

Issuance of common stock for cash
  July 2005                                      24,833              --            --       --         --           --       25,000

Conversion of preferred stock to common
  Stock August 2005                              (2,500)             --            --       --         --           --           --

Issuance of common stock for cash
  September 2005                                 32,900              --            --       --         --           --       33,000

Issuance of common stock for cash
  September 2005                                164,500              --            --       --         --           --      165,000

Issuance of common stock for cash
  November 2005                                  49,667              --            --       --         --           --       50,000

Issuance of common stock for cash
  November 2005                                 119,200              --            --       --         --           --      120,000

Issuance of common stock for cash
  November 2005                                  99,333              --            --       --         --           --      100,000

Issuance of common stock for cash
  December 2005                                  24,833              --            --       --         --           --       25,000


Net loss for the year ended
  December 31, 2005                                  --              --            --       --         --   (1,736,658)  (1,736,658)
                                                -------         -------       -------   ------   --------    ----------  -----------

 Balance at December 31, 2005                27,171,267    $(18,304,135)           --       --         -- $(12,079,389) $(3,132,424)
                                             ==========    =============      =======   ======  =========  ============  ===========

Issuance of common stock for cash
 February 2006                                   24,833              --            --       --         --           --       25,000

Conversion of preferred series B stock
 To common stock April 2006                        (500)             --            --       --         --           --           --

Issuance of common stock for Services
 April 2006                                     141,550              --            --       --         --           --      142,500

Issuance of common stock for Acquisition
 Deposit April 2006                             447,000              --      (450,000)      --         --           --           --

Issuance of common Stock for services
 May 2006                                        15,900              --            --       --         --           --       16,000

Issuance of common stock for services
 June 2006                                       34,750              --            --       --         --           --       35,000

Conversion of Preferred Series A
To common Stock July 2006                        (4,500)             --            --       --         --           --           --

Issuance of common stock for loan
August 2006                                     396,000              --            --       --   (400,000)          --           --

Issuance of common Stock for collateral
August 2006                                     742,500              --            -- (750,000)        --           --           --

Issuance of common stock for services
 November 2006                                  740,182              --            --       --         --           --      750,000

Issuance of common stock as deposit
 For acquisition November 2006                  298,000              --      (300,000)      --         --           --           --

Issuance of common stock for additional
 Debt interest December 2006                     27,393              --            --       --         --           --       27,857

Issuance of common stock for cash
 December 2006                                   24,833              --            --       --         --           --       25,000

Issuance of common stock for services
 December 2006                                  91,400               --            --       --         --           --       93,000

Fair market adjustment to stock for
Deferred Construction Costs, December 2006  (18,107,260)     18,107,260            --       --         --           --           --

Accretion of loan costs to interest expense
 December 2006                                       --              --            --       --    130,000           --      130,000

Net loss as of December 31, 2006                     --              --            --       --         --   (1,886,694)  (1,886,694)
                                             ----------      ----------        --------  ------- ---------  -----------   ----------

Balance at December 31, 2006                $12,043,353     $  (196,875)    $(750,000)$(750,000) (270,000) (13,966,083)  (3,774,761)
                                             ==========      ===========     ========   =======  ========= ===========   ==========

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          From inception
                                                                                         March 1, 1997 to
                                                     December 31, 2006 December 31, 2005 December 31, 2006
                                                     ----------------- ----------------- -----------------
Cash Flows from Operating Activities:
       Net Loss                                        $ (1,886,694)     $ (1,736,658)     $(13,966,083)
       Adjustments to reconcile net loss to
            net cash used by operating activities:
            Depreciation                                     10,143             7,566            27,117
            Issuance of common stock for services           286,500           503,000         5,518,315
            Issuance of common stock for accrued
                 bonus                                      750,000                --           750,000
            Interest expense from the issuance of
                 common stock                                34,118                --           509,268
            Accretion of debt issuance costs                146,250                --           146,250

       Changes in assets and liabilities:
            Accounts payable and accrued expenses            47,876            48,558         1,036,401
            Accrued expenses - related party               (160,000)          290,000           625,000
            Accrued settlement obligation                        --                --           650,000
                 Net cash used in operating
                 activities                                (771,807)         (887,534)       (4,703,732)
                                                       ------------      ------------      ------------

Cash flows used in Investing Activities:
       Payments to acquire fixed assets                     (10,504)          (14,889)          (43,174)
       Note receivable                                     (500,000)               --          (500,000)
                                                       ------------      ------------      ------------
            Net cash used in investing activities          (510,504)          (14,889)         (543,174)

Cash flows provided by Financing Activities:
       Proceeds from notes payable                        1,250,000                --         2,083,239
       Proceeds from the sale of preferred stock                 --                --           150,000
       Proceeds from the sale of common stock                50,000           995,000         3,140,000
       Payments for loan fees                               (50,000)               --           (50,000)
            Net cash provided by financing
                 activities                               1,250,000           995,000         5,323,239
                                                       ------------      ------------      ------------

Net increase (decrease) in cash                             (32,311)           92,577            76,241
Cash, beginning of year                                     108,552            15,974                --
                                                       ------------      ------------      ------------
Cash, end of year                                      $     76,241      $    108,552      $     76,241
                                                       ============      ============      ============
Cash paid for:
       Interest                                        $     60,000      $         --      $     60,000
       Income Taxes                                    $         --      $         --      $         --

Supplemental schedule of non-cash Investing
       And Financing Activities:
       Common stock issued for financing costs         $    400,000      $         --      $    988,300
       Common stock issued for loan collateral         $    750,000      $         --      $    750,000
       Deferred construction costs, adjusted
            to fair value                              $(18,107,260)     $         --      $    196,875
       Conversion of preferred shares                  $      1,000      $      5,000      $     12,600
       Common stock issued as acquisition deposit      $    750,000      $         --      $    750,000

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION
Voyager Entertainment International, Inc. (the "Company"), a Delaware corporation formerly known as Dakota Imaging, Inc. on January 31, 1991, is in entertainment development business with plans to develop the world's tallest Observation Wheel on the Las Vegas strip area. The financial statements reflect from the period of inception of Outland Development in 1997. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise its consolidated subsidiaries. The Company's wholly owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, and Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation.

The Company is currently a development stage company reporting under the provisions of Statement of Financial Accounting Standard ("FASB") No. 7, "Accounting and Reporting for Development Stage Enterprises."

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. There is no established source of revenue, has a working capital deficit of $4,290,908, total debt plus accrued interest of $3,675,899 of which $1,210,000 is callable at any time and $1,250,000 is due in 2007, and has an accumulated deficit of $13,966,083. Additionally we have incurred significant losses of $1,886,694 and $1,736,658, and used cash from operating activities of $771,807 and $887,534 in 2006 and 2005, respectively. All of this raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006.

CONCENTRATIONS
The Company maintains cash balances at a financial institution in Nevada. Accounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time to time the Company's cash balance may exceed the FDIC limits. At December 31, 2006, the Company did not have any accounts in excess of $100,000.

Due to the uniqueness of the Observation Wheel, we may encounter concentrations with certain vendors who specialize in this type of construction.

FIXED ASSETS
Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 3 years.

INCOME TAXES
Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

STOCK BASED COMPENSATION
On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended).

We use the fair value method for equity instruments granted to employees and non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

NET LOSS PER COMMON SHARE
Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

FAIR VALUE
The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

ADVERTISING AND MARKETING COSTS
Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs for the years ended December 31, 2006 and 2005 were $7,084 and $7,005, respectively.

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically, we have presented accrued interest relating the debt on our balance sheet in accrued expenses.

NEW ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Statement of Financial Accounting Standards" ("SFAS 158") which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer's fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities. We do not expect that the adoption of SFAS 158 will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.


NOTE 2. NOTE RECEIVABLE

The Company issued $500,000 as a note receivable to a related party from the proceeds of their debt secured in late 2006. This receivable bears no interest and is unsecured. See Note 6 for additional information.

NOTE 3. FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:
                                                              December 31,
                                                                  2006
                                                             -------------

Computer equipment                                           $      42,652
Accumulated depreciation                                           (26,505)
                                                             -------------
                                                             $      16,147
                                                             =============

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                              December 31,
                                                                  2006
                                                             -------------

Accounts payable                                             $     100,000
Accrued interest                                                   942,660
                                                             -------------
                                                             $   1,042,660
                                                             =============

NOTE 5. LOAN PAYABLE

Loans payable have no stated interest rate, are due on demand and unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $319,413 and $179,025 as of December 31, 2006 and 2005, respectively.

The original balance was $228,239 and the proceeds were received and used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1,460,000 was asserted by the lender. Although management believed the claims were frivolous, due to the additional resources needed by management to defend against these claims and the likely distraction of management's efforts from moving forward with the Company's business plan, a settlement agreement was executed with the lender in August 2003.

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of December 31, 2006, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $319,143 amounting to an aggregate of $1,197,382. One half of this amount, or $563,566 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2006. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

NOTE 6. NOTES PAYABLE

Line of Credit
On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow from creditor up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its common stock on a pro rata basis.

The Company borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and is secured by all of the Company's assets.

The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. Interest of $605,000 has been accrued and included in accrued expenses in the accompanying consolidated financial statements.

As of December 31, 2006, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. The debt holder has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay the debt. As collateral for the Loan and Security Agreement the debt holder filed a UCC-1 against the assets and intellectual property of the Company giving the debt holder the right to institute foreclosure proceedings against the Company. Foreclosure proceedings could be instituted at any time if the debt holder believes that he will not be repaid. As of the date of these financial statements the debt holder has not indicated any intentions to institute foreclosure proceedings.

Diversified Lending
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western Architectural in this debt which bears interest of 14% and is due within one year from the date of the note.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so that their 4% ownership is not diluted. As of December 31, 2006, we issued an additional 464,278 of common stock relating to third quarter 2006 dilution and have accounted for this issuance as additional interest expense of $27,857. At December 31, 2006 we have accrued an additional $6,261 of interest relating to the year end dilution calculation which will result in us issuing an additional 89,438 shares once these financial statements have been filed.

As the collateral, loan fees and anti-dilution components of the agreement are dominated in Company common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western Architectural Services, LLC and recorded an unsecured Note Receivable on our balance sheet.




Year Ended December 31,           Principal Payments
                                  ------------------
2007                              $        1,250,000
2008                                               -
Thereafter                                         -
                                  ------------------
Total                             $        1,250,000
                                  ==================

NOTE 7.  RELATED PARTY TRANSACTIONS AND ACQUISITION

Related Party Transactions
During February 2004, the Company paid $300,000 in cash to Western Architectural Services, LLC, an entity owned by an officer-stockholder and director of the Company pursuant to a Contractor Agreement between Western Architectural Services and the Company to design and build a car for the Voyager project and conduct a feasibility study.

During the years ended December 31, 2006 and 2005, the Company awarded a bonus of $380,000 payable to Synthetic Systems, LLC, an entity jointly owned by its Chief Executive Officer and Secretary. At December 31, 2006, accrued expenses - related party consists of the $625,000 unpaid bonus balance, which includes the bonuses disclosed above.

During the years ended December 31, 2006 and 2005, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC, for a total of $420,000 in each year. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems LLC., office rent expenses of $34,694 and $31,794 and furniture and equipment lease of $13,800 or $1,150 per month as of December 31, 2006 and 2005, respectively.

On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western will provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Westerns Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.10 to $0.50. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2006, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the year end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

Acquisition

On April 10, 2006, Voyager entered into a Unit Purchase (Buy-Sell) Agreement ("Agreement") to acquire all the outstanding units of Western Architectural Services, LLC ("Western") in exchange for a total of 5,000,000 shares of Voyager's common stock ("Shares"). On September 11, 2006, Voyager believed it had fully completed the necessary due diligence pursuant to the Agreement and consequently delivered the Shares consideration as required for the final closing. Upon further evaluation of Voyager's due diligence of Western pursuant to Section 2.02 of the Agreement, it has been determined that the existing limited liability company ("LLC") operating agreement of Western would need to be modified in order for Voyager to continue the existing operations of Western.

On March 30 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement and therefore cancelled the Agreement since the transaction did not meet all the requirements of Section 2.02 of the Agreement and was deemed as if the acquisition transaction was never closed.

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction 2,500,000 shares of common stock will be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares will be accounted for as a fee for the nullification. The shares were valued at fair value of $0.15 per shares for a total value of $375,000. As of the date of these financial statements the Company and Western are in the process of cancelling the necessary shares under the March 30, 2007 agreement.

We have removed Western from our financial statements as of December 31, 2006 due to the above and will subsequently remove the Acquisition Deposit when all necessary shares have been cancelled and reissued.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company shares office space with Synthetic Systems as previously disclosed. The Company has no other commitments.

NOTE 9. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001, 50,000,000 shares of series A preferred stock with a par value of $0.001 an 10,000,000 shares of Series B Preferred Stock..

PREFERRED STOCK

Convertible Preferred Stock - Series A

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

On March 5, 2004, the Company's CEO converted 500,000 Series A Preferred shares into 5,000,000 shares of common stock of the Company.

On March 31, 2004, a former officer and director converted 500,000 Series A Preferred shares into 5,000,000 shares of common stock of the Company.

In September 2006, 500,000 Series A Preferred shares were converted into 5,000,000 shares of common stock of the Company by a non-officer.

Convertible Preferred Stock - Series B

The Series B convertible preferred stock carries the following rights and preferences:

     o    2 to 1 voting rights per share
     o    Each share has 2 for 1 conversion rights to shares of common stock
     o    No redemption rights
     o Preferential liquidation rights to Series A preferred stock and common stock
     o    Anti-dilution clauses in the event of a reverse split

In June 2003, the Company sold 1,000,000 of the Series B Preferred Stock Shares for total cash consideration of $100,000 to one investor at $0.10 per share. The Company recognized a beneficial conversion feature of $80,000 accounted for as a preferred stock dividend during the year. Since these shares are immediately convertible into common stock of the Company, pursuant to Emerging Issues Task Force ("EITF") Nos. 00-27 and EITF 98-5, the Company recognized the dividend immediately.

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

In August 2005, the Company's CEO converted 1,000,000 Series B Preferred shares into 2,000,000 shares of common stock of the Company.

In August 2005, the Company's Secretary converted 1,000,000 Series B Preferred shares into 2,000,000 shares of common stock of the Company.

In August 2005, an entity controlled by an officer and director of the Company converted 500,000 Series B Preferred shares into 1,000,000 shares of common stock of the Company.

In May 2006, an officer and director of the Company converted 500,000 Series B Preferred Shares into 1,000,000 shares of common stock of the Company.

Common Stock Issuances

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

On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western will provide to be determined architectural services to the Company for its Las Vegas Observation Wheel Project. The Company issued 2,812,500 shares of restricted common stock in consideration for Western's contract sum of $18,141,533 classified as deferred construction costs. See Note 7 above.

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

On October 28, 2002, the Company entered into a professional architectural services agreement with an architect firm in exchange for 600,000 shares of common stock. The Company's stock must be issued within 10 days of the agreement. In addition, the Company is responsible for reimbursement of expenses.

On November 19, 2002, the Company entered into a line of credit financing in the amount of $1,000,000 in exchange for 650,000 shares of common stock. The fair market value of the trading common stock on the date of issuance totaled $163,150.

On December 9, 2002, the Company entered into a consulting agreement in exchange for 325,000 shares of common stock. The fair market value of the trading common stock on the date of issuance totaled $75,075.

In September 2003, the Company sold 769,222 shares of common stock for total cash consideration of $100,000 to one investor, which represents the fair market value of the common stock on date of issuance. Since the cash consideration received was from unrelated parties, it was determined to best represent the fair market value of the shares on the transaction date. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In September 2003, the Company also issued 625,000 shares of restricted common stock to two individuals for consulting services rendered. These shares were valued at the trading fair market value of $0.16 per share or total compensation cost of $100,000.

In December 2003, an investor entered into an agreement to purchase 1,346,154 additional shares of common stock for cash proceeds of $175,000. These shares were purchase and issued as follows: |X| In January 2004, $25,000 was received from the sale of 192,307 shares of common stock pursuant to a purchase agreement from December 2003, |X| In February 2004, $50,000 was received from the sale of 384,614 shares of common stock pursuant to a purchase agreement from December 2003, |X| In March 2004, $100,000 was received from the sale of 769,228 shares of common stock pursuant to a purchase agreement from December 2003,

The common stock above was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In February 2004, $300,000 was received for 750,000 shares of common stock. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

During February 2004, the Company also issued 725,000 shares of restricted common stock to three consultants for services rendered. These shares were valued at the fair market value ranging from $0.75 to $0.80 per share for total consideration of $558,750.

On March 5, 2004, the Company's CEO converted 500,000 Series A Preferred shares into 5,000,000 shares of common stock of the Company.

On March 31, 2004, a former officer and director converted 500,000 Series A Preferred shares into 5,000,000 shares of common stock of the Company.

On June 17, 2004, the Company initiated negotiations to potentially purchase a parcel of property in Las Vegas, Nevada At that time, the Company issued 500,000 shares of common stock as an incentive to the owner of that property which will not be recovered regardless of whether the Company completes the transaction. The shares were valued at the fair market value of $0.49 per share for a total of $245,000.

On June 30, 2004, the Company issued 150,000 shares of common stock to an individual for services rendered. These shares were valued at the fair market value of $0.52 per share for total consideration of $78,000.

In September 2004, $50,000 was received for 333,333 shares of common stock. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In October 2004, $150,000 was received for 1,000,000 shares of common stock. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

In October 2004, the Company issued 500,000 shares of common stock to an individual for services rendered. These shares were valued at the fair market value of $0.11 per share for total consideration of $55,000.

In January 2005, the Company issued 500,000 shares of common stock for consulting services rendered in the first quarter of 2005. These shares were valued at the fair value of $0.15 per share for total compensation of $75,000.

In February 2005, $100,000 was received for 500,000 shares of common stock at $0.20 per share.

In March 2005, $75,000 was received for 375,000 shares of common stock at $0.20 per share.

In March 2005, the Company issued 500,000 shares of common stock for consulting services rendered. These shares were valued at the fair value of $0.32 per share for total compensation of $160,000.

In June 2005, $400,000 was received for 2,666,667 shares of common stock at $0.15 per share.

In July 2005, $125,000 was received for 833,333 shares of common stock at $0.15 per share.

In July 2005, the Company issued 200,000 shares of common stock for consulting services rendered. These shares were valued at the fair value of $0.35 per share for total compensation of $70,000.

In August 2005, the Company's CEO converted 1,000,000 Series B Preferred shares into 2,000,000 shares of common stock of the Company.

In August 2005, the Company's Secretary converted 1,000,000 Series B Preferred shares into 2,000,000 shares of common stock of the Company.

In August 2005, an entity controlled by an officer and director of the Company converted 500,000 Series B Preferred shares into 1,000,000 shares of common stock of the Company.

In September 2005, the Company issued 600,000 shares of common stock for consulting services rendered. These shares were valued at the fair value of $0.33 per share for total compensation of $198,000.

In November 2005, $25,000 was received for 166,667 shares of common stock at $0.15 per share.

In December 2005, $270,000 was received for 1,800,000 shares of common stock at $0.15 per share.

In February 2006, $25,000 was received for 166,667 shares of common stock at $0.15 per share.

In April 2006, the Company issued 3,000,000 shares of common stock in anticipation of the Western merger, see Note 7. These shares were valued at fair value of $0.15 per share or $450,000.

In April 2006, the Company issued 950,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant of $0.15 per share for total compensation of $142,500.

In May 2006, an officer and director of the Company converted 500,000 Series B Preferred Shares into 1,000,000 shares of common stock of the Company.

In May 2006, the Company issued 100,000 shares of common stock for consulting services rendered. These shares were valued at the fair value of $0.16 per share on the date of grant for total compensation of $16,000.

In June 2006, the Company issued 250,000 shares of common stock for consulting services rendered. These shares were valued at the fair value per share of $0.14 per share on the date of grant for total compensation of $35,000.

In September 2006, 500,000 Series A Preferred shares were converted into 5,000,000 shares of common stock of the Company by a non-officer.

In August 2006, the Company issued 4,000,000 and 7,500,000 shares of common stock in association with loan origination costs and collateral for the loan, valued at fair value on the issuance date at $0.10 per share for a total value of $400,000 and $750,000, respectively.

In November 2006, the Company issued 9,812,500 shares of common stock for consulting services rendered. These shares were valued at the fair value of $0.08 per share on the date of grant for total compensation of $750,000.

In November 2006, the Company issued 2,000,000 shares of common stock in anticipation of the Western merger, see Note 7. These shares were valued at fair value of $0.15 per share for a total value of $300,000.

In December 2006, the Company issued 464,278 shares of common stock due to the anti-dilution clause in our debt agreement, see Note 6 above. The shares were valued at the fair value of $0.06 per share

In December 2006, $25,000 was received for 166,667 shares of common stock at $0.15 per share.

In December 2006, the Company issued 1,000,000 shares of common stock for consulting services rendered. 1, 000,000 shares were valued at the fair value of $.058 per share on the date of grant for total compensation of $58,000 and 600,000 shares were valued at the fair value of $0.06 per share for a total value of $36,000.

Stock Option Plan

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2006, no options have been issued under this plan.

NOTE 11. INCOME TAXES

No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2021.

The components of the Company's deferred tax asset as of December 31, 2006 and 2005 are as follows:

                                                2006             2005
                                             -----------      -----------

        Net operating loss carry forward     $ 4,557,900      $ 4,027,500
        Valuation allowance                   (4,557,900)      (4,027,500)
                                             -----------      -----------

        Net deferred tax asset               $        --      $        --
                                             ===========      ===========

          A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                               2006             2005        Since Inception
                                            -----------      -----------    ---------------
        Tax at statutory rate (35%)         $   530,400      $   477,500      $ 4,557,900
        Increase in valuation allowance        (530,400)        (477,500)      (4,557,900)
                                            -----------      -----------      -----------

        Net deferred tax asset              $        --      $        --      $        --
                                            ===========      ===========      ===========

NOTE 12. SUBSEQUENT EVENTS

In March 2007, the Company issued 1,000,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $100,000 or $0.10 a share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


On January 17, 2006 Stonefield Josephson, Inc. ("Stonefield") resigned as the Company's independent registered public accounting firm.

As a result, the Company's board of directors believed that it was in the best interest of the Company to seek local representation. On January 23, 2006, upon approval of the board of directors,the Company engaged De Joya Griffith & Company, LLC ("De Joya Griffith") of Las Vegas, Nevada to serve as the Company's independent auditors.

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

EVALUATION OF DISCLOSURE, CONTROLS AND PROCEDURES
--------------------------------------------------

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
------------------------------------------------------

There were no significant changes to our internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of our accountant's evaluation.

ITEM 8B. OTHER INFORMATION

For the period ending September 30, 2006 the Company filed financial statement and the 10-QSB for that period to reflect the acquisition of Western Architectural Services. As a result of the cancellation of the acquisition it will be necessary to amend the 10-QSB for the period ending September 30, 2006. The amendment will extract any information from the financial statements referring to Western and will only be based on the financial results of Voyager.

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

--------------------------------------------------------------------------
Name                      Age                Positions and Offices held
--------------------------------------------------------------------------
Richard Hannigan          57                   President, CEO and
                                               Director
--------------------------------------------------------------------------
Tracy Jones               54                   Chief Operating
                                               Officer and Director
--------------------------------------------------------------------------
Myong Hannigan            58                   Secretary, Treasurer and
                                               Director
--------------------------------------------------------------------------

Duties, Responsibilities and Experience

         Richard L. Hannigan, Sr., has been the Company's President and Chief Executive Officer and a Director since February 8, 2002. Mr. Hannigan also serves as the President, Chief Executive Officer and a Director of Voyager Entertainment Holdings, Inc., our wholly-owned subsidiary ("VEHI"). Mr. Hannigan has been President of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom designs for interior and exterior casino construction. Under Mr. Hannigan's control, Synthetic Systems, Inc. has been involved in several casino projects in Las Vegas, including the Luxor Hotel Casino, its interior themed areas and exterior main entry Sphinx. Prior to forming Synthetic Systems, Inc., Mr. Hannigan owned and operated two consulting and construction companies from 1983-1991. These companies, Architectural Services, Inc. and Architectural Systems, Inc., respectively, have been responsible for construction projects located in Las Vegas, Palm Springs, Los Angeles and Salt Lake City Mr. Hannigan has also consulted for exterior glazing and exotic fenestrations on commercial as well as casino companies in Las Vegas.

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

         Mr. Jones has a history of producing the most difficult projects on time, and on budget. With his new position at the Company, Mr. Jones can take this same approach to developing the Observation Wheels. Through many years of difficult construction projects and budgetary constraints, Mr. Jones has developed creative and effective means of manufacturing and construction that will revolutionize] this industry.

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

BOARD OF DIRECTOR'S REPORT ON EXECUTIVE REPORT ON EXECUTIVE COMPENSATION

         General. As noted above, our Board of Directors does not have a Compensation Committee and, accordingly, during the year ended December 31, 2006, the Board of Directors, through the President, reviewed and approved the compensation of our executive officers.

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

         In the event of a change of control (as defined in the Stock Option
Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2006, no options have been issued under this plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, and written representations from our executive officers and directors, our belief is that during and prior to the year ended 2006, all reports were filed timely as required except for the following:

Officer, Director or 10% Stockholder      Required Form   Transaction and Date

Richard Hannigan                          Form 4          Converted 1,000,000 shares of Series B
                                                          Convertible Preferred Stock into 2,000,000
                                                          shares of common stock on August 17, 2005

                                          Form 4          Issued 2,550,000 shares of common stock as
                                                          convert bonus and accrued salary payable on
                                                          November 20, 2006

Myong Hannigan                            Form 4          Converted 1,000,000 shares of Series B
                                                          Convertible Preferred Stock into 2,000,000
                                                          shares of common stock on August 17, 2005

                                          Form 4          Issued 7,162,500 shares of common stock as
                                                          convert bonus and accrued salary payable on
                                                          November 20, 2006

Tracy Jones                               Form 4          Converted 500,000 shares of Series B
                                                          Convertible Preferred Stock into 1,000,000
                                                          shares of common stock on August 17, 2005

                                          Form 4          Converted 500,000 shares of Series B
                                                          Convertible Preferred Stock into 1,000,000
                                                          shares of common stock on August 17, 2005

                                          Form 4          Issued 3,000,000 shares of common stock for
                                                          For the acquisition of Western Architectural

CODE OF ETHICS

The Company has not adopted a code of ethics primarily because there are only three officers and directors who have focused mainly on acquiring a suitable site location and financing for the project. The Company plans to adopt a code of ethics as soon as practicable.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the fiscal period(s) for the past three years for our Executive Officers who served in those positions, and the remaining two executive officers of the Company who were serving as executive officers as of December 31, 2006.


SUMMARY COMPENSATION TABLE

===========================================================================================================================
                                                                               Long Term Compensation
===========================================================================================================================
===========================================================================================================================
                                      Annual Compensation                  Awards                 Payouts
===========================================================================================================================
===========================================================================================================================
                                                   Other Annual  Restricted      Securities                    All Other
Name and Principle            Salary      Bonus    Compensation     Stock        Underlying     LTIP Payouts  Compensation
    Position          Year     ($)        ($)(1)      ($)(2)     Award(s) ($)  Options/SARs (#)      ($)           ($)
===========================================================================================================================
Richard Hannigan
    President/CEO/    2006      -0-      190,000     210,000         -0-             -0-            -0-            -0-
    Director
Tracy Jones           2006      -0-        -0-         -0-           -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2006      -0-      190,000     210,000         -0-             -0-            -0-            -0-
    Secretary

Richard Hannigan
    President/CEO/    2005      -0-      190,000     210,000         -0-             -0-            -0-            -0-
    Director
Tracy Jones           2005      -0-        -0-         -0-           -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2005      -0-      190,000     210,000         -0-             -0-            -0-            -0-
    Secretary

Richard Hannigan      2004     $-0-     $185,500     145,000        -0-             -0-            -0-            -0-
    President/CEO/

      Director
Tracy Jones           2004     $-0-        -0-          -0-         -0-             -0-            -0-            -0-
    COO/Director
Myong Hannigan (3)    2004     $-0-     $185,000     145,000        -0-             -0-            -0-            -0-
    Secretary

===========================================================================================================================

(1) 2005/2006 Bonus: The Company awarded a cash bonus of $380,000 payable to Synthetic Systems, Inc. for each respective year. The 2005 bonus was retired by the issuance of common stock. Synthetic Systems, Inc. is jointly owned equally by Richard L. Hannigan Sr., our President, and Myong Hannigan, our Secretary. The total bonus of $380,000 will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable.

     2004 Bonus: The Company awarded a cash bonus of $370,000 payable to Synthetic Systems, Inc. Synthetic Systems, Inc. is jointly owned equally by Richard L.Hannigan Sr., our President, and Myong Hannigan our Secretary. The total bonus of $370,000 will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable.

(2) 2005/2006: Other Annual Compensation for fiscal year 2005 includes (i) $420,000 in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned by Richard and Myong Hannigan (Mr. Hannigan $210,000 and Ms. Hannigan $210,000)

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

There were no stock options issued to any employee or consultants for the year ending December 31, 2006 and there have not been any options issued since inception. The board of directors determines on an individual basis as to whether the Company should issue stock for services. There are no current plans to issue additional stock for services. However, as the Company conducts business there may be situations from time to time where the Company may elect to issue stock for services.

         The following table sets forth information as of March 31, 2007 with respect to the beneficial ownership of the Company's common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by (i) each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

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
=======================================================================================================

=======================================================================================================
                       Gregg Giuffria (4)
                       8617 Rainbow Ridge Dr
                       Las Vegas, NV 89117                              10,000,000            8.7%
=======================================================================================================
                       Don and Nancy Tyner (4)
                       9807 Highridge
                       Las Vegas, NV 89134                              7,450,694             6.4%
=======================================================================================================
                       Richard Hannigan (5)
                       President, CEO
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             34,947,500            30.4%
=======================================================================================================
                       Myong Hannigan (5)
                       Secretary
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             24,197,500            21.0%
=======================================================================================================
                       Tracy Jones
                       COO
                       4483 West Reno Avenue
                       Las Vegas, NV  89118                             6,717,500             5.8%
=======================================================================================================
                       All Directors & Officers as a Group              41,665,000            36.2 %
=======================================================================================================

=======================================================================================================
                       Gregg Giuffria                                      -0-                -0-
=======================================================================================================
                       Richard Hannigan
                       President, CEO                                      -0-                -0-
=======================================================================================================
                       Myong Hannigan
                       Secretary                                           -0-                -0-
=======================================================================================================
                       Tracy Jones
                       COO                                                 -0-                -0-
=======================================================================================================
                       All Directors & Officers as a Group                 -0-                -0-
=======================================================================================================


Series B Preferred Stock
=======================================================================================================
                       Dan and Jill Fugal (3)                           1,000,000            100.0%
                       1216 N 600 W
                       Pleasant Grove UT 84062
=======================================================================================================
                       Richard Hannigan
                       President, CEO                                       -0-               0.0%
=======================================================================================================
                       Myong Hannigan
                       Secretary                                            -0-               0.0%
=======================================================================================================
                       Tracy Jones
                       COO                                                  -0-               0.0%
=======================================================================================================
                       All Directors & Officers as a Group (8)              -0-               0.0%
==========================================================================================

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

(2) Calculations are based on 114,842,905 shares of common stock, and 1,000,000 shares of Series B Convertible Preferred Stock, as applicable, outstanding as of March 31, 2007. Each outstanding share of Series B Convertible Preferred Stock is immediately convertible into 2 shares of common stock.

(3) Mr. and Mrs. Fugal jointly own 2,653,837 shares of common stock and 1,000,000 shares of Series B Convertible Preferred Stock which are immediately convertible into 2,000,000 shares of common stock. Mr. Fugal currently holds all of the 1,000,000 shares of Series B Preferred Stock outstanding.

(4)      Includes all shares beneficially owned as reported on most recent Form
         4.

(5) Richard Hannigan and Myong Hannigan are husband and wife, Richard Hannigan directly owns 12,135,000 shares of common stock and has voting power Over an additional 10,750,000 shares. Myong Hannigan is the direct owner of 12,062,500 shares of common stock.

(6) Mr. Jones is the direct owner of 3,570,000 shares of common stock and 335,000 shares of common stock owned by the Tracy Jones Charitable Remainder Trust. In addition, Mr. Jones (i) is the sole owner of Western Architectural LLC and deemed to beneficially own the 2,812,500 shares of common stock owned by Western.

(7) Currently Mr. Dan Fugal is the only owner of the Series B Preferred stock. Mr. Fugal is neither an officer or director of the Company.

(8) Includes all shares beneficially owned as reported by the Company's transfer agent Nevada Agency and Trust Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned jointly by Richard L. Hannigan, Sr., our President and CEO and Myong Hannigan, Secretary, Mr. Hannigans spouse. We are obligated to pay to Synthetic $35,000 per month for management and consulting fees. As of the year ended December 31, 2006, the Company had paid a total of $420,000 to Synthetic Systems for professional and consulting fees. During 2006, a bonus was awarded to Synthetic in the amount of $380,000. In November 2006, the Company issued shares of our common stock in order to retire the accrued salary and bonuses.

During the years ended December 31, 2006 and 2005, the Company awarded a bonus of $380,000 payable to Synthetic Systems, LLC, an entity jointly owned by its Chief Executive Officer and Secretary. At December 31, 2006 accrued expenses - related party consists of the $625,000 unpaid bonus balance, which includes the bonuses disclosed above.


We also currently lease 2,100 square feet of office space on a month-to-month basis from Synthetic for $2,325 per month and paid as of December 31, 2005 an aggregate of $31,794.

        In addition, the Company leases office furniture and equipment from Synthetic at a monthly rental rate of $1,150. During 2005 and 2006, the Company paid an aggregate of $13,800 or $1,150 per month to Synthetic for the lease of this office furniture and equipment.

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

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.10 to $0.50. If at the time Western performs the services contracted and the share price is below $6.50 per share the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold by can based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2006, we have marked these shares to market at the year end closing price of our stock. The change in valuation was debited to additional -paid in capital due to the deferred construction cost nature of these shares.

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

         On August 17, 2005, Myong Hannigan,our Secretary converted a total of 1,000,000 shares of Series B Convertible Preferred Stock held by Mr. Hannigan into 2,000,000 shares of our common stock.

         On August 17, 2005, Varna Group LC, which is controlled by Tracy Jones our COO, converted a total of 500,000 shares of Series B Convertible Preferred Stock held by Varna Group LC into 1,000,000 shares of our common stock. The stock is now held directly by Mr. Jones.

Acquisition

On April 10, 2006, Voyager entered into a Unit Purchase (Buy-Sell) Agreement ("Agreement") to acquire all the outstanding units of Western Architectural Services, LLC ("Western") in exchange for a total of 5,000,000 shares of Voyager's common stock ("Shares"). On September 11, 2006, Voyager believed it had fully completed the necessary due diligence pursuant to the Agreement and consequently delivered the Shares consideration as required for the final closing. Upon further evaluation of Voyager's due diligence of Western pursuant to Section 2.02 of the Agreement, it has been determined that the existing limited liability company ("LLC") operating agreement of Western would need to be modified in order for Voyager to continue the existing operations of Western.

On March 30 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement and therefore cancelled the Agreement since the transaction did not meet all the requirements of Section 2.02 of the Agreement and was deemed as if the acquisition transaction was never closed.

As a result, the acquisition transaction was nullified effective March 30, 2007, in order for the new structure to move forward. As a result of the nullification of the transaction, 2,500,000 shares of common stock will be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares will be accounted for as a fee for the nullification. The shares were valued at the fair value of $0.15 per share for a total value of $375,000. As of the date of these financial statements the Company and Western are in the process of canceling the necessary shares under the March 30, 2007 agreement.

ITEM 13. EXHIBITS


Number                     Description
-------                    -----------

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

4.2 Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003)

4.3 2002 Stock Plan for Voyager Entertainment International, Inc. (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed on April 15, 2002.)

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

10.5 Definitive Joint Venture Agreement between Allied Investment House, Inc. and Voyager to build a Voyager Project in the United Arab Emirates dated March 15, 2005 (incorporated by reference as filed and attached as exhibit 99.1 to the 8- K filed on March 17, 2005.)

10.6 Settlement and General Release Agreement (incorporated by reference as exhibit 10.6 as filed with the 10QSB for the Quarter Ending September 30, 2004 and filed on November 23, 2004.)

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

         * On April 12, 2006, the Company filed with the SEC a Current Report pursuant to Item 8.01 and 9.01 of Form 8-K, "Other Events" And "Financial Statements and Exhibits".

         * On September 12, 2006, the Company filed with the SEC a Current Report on Form 8-K pursuant to items 2.01, 2.03, 8.01, and 9.01.

         * On March 30, 2007, the Company filed with the SEC a Current Report pursuant to Item 2.01 of Form 8-K, "Completion of Acquisition Or Disposition of Assets".

ITEM 14. Principal Accounting Fees and Services

Audit Fees.

The audit fees billed to the Company by DeJoya Griffith and Company for the fiscal year ended December 31, 2005 was approximately $32,000 These fees pertain to the audit of the Company's annual financial statements and review of our financial statements included in our quarterly reports on Form 10-QSBs in 2006.

It is anticipated that the audit fees for the period ending December 31, 2006 will be approximately $30,000.

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

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

                                       By: /s/ Richard Hannigan
                                           ------------------------------
                                           Richard Hannigan,
                                           President/Director
                                           Dated: April 10, 2007


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           April 10, 2007


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           April 10, 2007

                                       By: /s/Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           April 10, 2007