Form 10QSB/A
period 2006-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2007-05-14
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                  FORM 10-QSB/A


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

This Amendment No. 1 on Form 10-QSB/A corrects grammatical errors and enhances descriptions and disclosures not made in the original 10-QSB. The original 10-QSB for the period ending September 30, 2006 represented a combination of the financial statements of the Company and Western Architectural Services LC.

On April 10, 2006, Voyager entered into a Unit Purchase (Buy-Sell) Agreement ("Agreement") to acquire all the outstanding units of Western Architectural Services, LLC ("Western") in exchange for a total of 5,000,000 shares of Voyager's common stock ("Shares"). On September 11, 2006, Voyager believed it had fully completed the necessary due diligence pursuant to the Agreement and consequently delivered the Shares consideration as required for the final closing. Upon further evaluation of Voyager's due diligence of Western pursuant to Section 2.02 of the Agreement, it was determined that the existing limited liability company ("LLC") operating agreement of Western would need to be modified in order for Voyager to continue the existing operations of Western.

On March 30 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement and therefore cancelled the Agreement since the transaction did not meet all the requirements of Section 2.02 of the Agreement and was deemed as if the acquisition transaction was never closed.

As a result of the nullification of the transaction it is necessary to amend the 10-QSB for the period ending September 30, 2006 in order to extract all language, Representations and financial information as if the acquisition had never occurred.

Disclosure changes have been made to the Statement of Stockholders' Deficit and the Balance Sheet, Statements of Operations, Statement of Cash Flows and Statement of Stockholders Deficit as well as any comments or representations throughout the Managements Discussion and Analysis (MD&A).

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

                         PART I - FINANCIAL INFORMATION


            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                     ASSETS


Current asset:
  Cash                                                                            $    283,402
  Loan origination costs, net of accumulated amortization
     Of $3,472                                                                          46,528
                                                                                  ------------
               Total current assets                                                    329,930


Note receivable                                                                        500,000
Property and equipment, net of accumulated depreciation
  Of $23,790                                                                            18,862
                                                                                  ------------

          Total assets                                                            $    848,792
                                                                                  ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                            $  1,050,177
  Accrued expenses - related party                                      995,000
  Loans and settlement payable                                          878,239
  Lines of credit and accrued interest of $605,000                    1,855,000
                                                                   ------------

          Total current liabilities                                               $  4,778,416


Stockholders' deficit:
  Preferred stock - Series A; $.001 par value; 1,500,000 shares
    authorized, 0 shares outstanding                                         --
  Preferred stock - Series B; $.001 par value; 10,000,000 shares
    authorized, 1,000,000 shares outstanding                              1,000
  Common stock; $.001 par value; 200,000,000 shares
    authorized, 99,799,460 shares issued and outstanding                 99,800
  Additional paid-in capital                                         28,968,800
  Deferred construction costs                                       (18,304,135)
  Acquisition deposit paid with common stock                           (450,000)
  Loan collateral                                                      (750,000)
  Loan origination fee, net of accumulated amortization
    Of $27,778                                                         (372,222)
  Deficit accumulated during development stage                      (13,122,867)
                                                                   ------------

          Total stockholders' deficit                                               (3,929,624)
                                                                                  ------------

          Total liabilities and stockholders' deficit                             $    848,792
                                                                                  ============

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                               For the period
                                                    Three Months Ended           Nine Months Ended            since inception on
                                          September 30,    September 30,    September 30,     September 30     March 1, 1997 to
                                               2006            2005             2006             2005        September 30, 2006
                                            ------------    ------------      ----------      ------------    ------------------
Net revenue                                  $         --     $        --     $        --      $       --        $          --

Operating expenses:
  Professional and consulting fees                 308,520        411,517          768,520          945,790          10,050,270
  Project costs                                      8,288          8,536           32,993           10,821             125,172
  Depreciation                                       2,715          1,835            7,428            5,431              24,402
  Settlement expense                                    --             --               --               --             650,000
  Other operating expenses                          38,796         35,173          109,232          136,008             819,600
                                              ------------   ------------     ------------     ------------     ---------------
                                                   358,319        457,061          918,173        1,098,050          11,669,444
                                              ------------   ------------     ------------     ------------     ---------------
Operating loss                                    (358,319)      (457,061)        (918,173)      (1,098,050)        (11,669,444)

Interest income (expense), net                    (90,361)        (17,101)        (125,305)         (52,285)         (1,453,423)
                                              ------------   ------------     ------------     ------------     ---------------

Net loss                                         (448,680)      (474,162)       (1,043,478)      (1,150,335)        (13,122,867)

Preferred stock dividends from amortization
  of beneficial conversion feature                      --             --               --               --             130,000
                                              ------------   ------------     ------------     ------------     ---------------

Net loss attributed to common stockholders    $  (448,680)   $  (474,162)    $ (1,043,478)    $ (1,150,335)    $   (13,252,867)
                                              ============   ============     ============     ============     ===============

Net loss per share - basic and diluted        $     (0.00)  $      (0.01)   $       (0.01)   $       (0.02)
                                              ============   ============     ============     ============

Weighted average common stock
  shares outstanding - basic and diluted        90,761,417     72,513,000       83,593,599       65,674,000
                                              ============   ============     ============     ============

The accompanying notes form an integral part of these consolidated financial statements

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
                  FOR THE NINE MONTHS ENDED September 30, 2006



                                           Preferred Stock Series A   Preferred Stock Series B          common stock
                                           ------------------------   ------------------------          ------------
                                             Shares         Amount      Shares         Amount        Shares        Amount
                                             ------         ------      ------         ------        ------        ------
Balance at December 31, 2005                  500,000      $   500      1,500,000     $  1,500     77,832,793     $77,833
                                            =========      =======      =========     ========     ==========     =======

Issuance of common stock for cash
 February 2006                                     --           --             --           --        166,667         167

Conversion of preferred series B stock
 To common stock April 2006                        --           --       (500,000)        (500)     1,000,000       1,000

Issuance of common stock for Services
 April 2006                                        --           --             --           --        950,000         950

Issuance of common stock for Acquisition
 Deposit April 2006                                --           --             --           --      3,000,000       3,000

Issuance of common Stock for services
 May 2006                                          --           --             --           --        100,000         100

Issuance of common stock for services
 June 2006                                         --           --             --           --        250,000         250

Conversion of Preferred Series A
To common Stock July 2006                    (500,000)        (500)            --           --      5,000,000       5,000

Issuance of common stock for loan
August 2006                                        --           --             --           --      4,000,000       4,000

Issuance of common Stock for collateral
August 2006                                        --           --             --           --      7,500,000       7,500

Amortization of loan costs to interest
 to interest expense, September 2006               --           --             --           --             --          --


Net loss as of September 31, 2006                  --           --             --           --             --          --
                                            ---------      -------      ---------     --------     ----------     -------

Balance at September 31, 2006                      --           --      1,000,000       $1,000     99,799,460    $ 99,800
                                            =========      =======      =========     ========     ==========     =======

                                                                                                        accumulated
                                                          Deferred                                      during the       Total
                                        Additional      construction   Acquisition    Loan     Loan     development   stockholders'
                                        paid-in capital    costs         deposit   collateral   Fee        stage         deficit
                                        ---------------    -----       ----------- ---------- ------     -----------  -------------
Balance at December 31, 2005            $27,171,267    $(18,304,135)           --       --         --   $(12,079,389) $(3,132,424)
                                        ===========    =============      =======   ======  =========    ============  ===========

Issuance of common stock for cash
 February 2006                               24,833              --            --       --         --             --       25,000

Conversion of preferred series B stock
 To common stock April 2006                    (500)             --            --       --         --             --           --

Issuance of common stock for Services
 April 2006                                 141,550              --            --       --         --             --      142,500

Issuance of common stock for Acquisition
 Deposit April 2006                         447,000              --      (450,000)      --         --             --           --

Issuance of common Stock for services
 May 2006                                    15,900              --            --       --         --             --       16,000

Issuance of common stock for services
 June 2006                                   34,750              --            --       --         --             --       35,000

Conversion of Preferred Series A
To common Stock July 2006                    (4,500)             --            --       --         --             --           --

Issuance of common stock for loan
August 2006                                 396,000              --            --       --     (400,000)          --           --

Issuance of common Stock for collateral
August 2006                                 742,500              --            --    (750,000)     --             --           --

Amortization of loan costs to interest
 to interest expense, September 2006             --              --            --       --       27,778           --         27,778


Net loss as of September 31, 2006                --              --            --       --         --       (1,043,478)  (1,043,478)
                                         ----------    -------------    ----------  ---------  ---------  ------------  -----------

Balance at September 31, 2006           $28,968,800     $(18,304,135)   $ (450,000) $(750,000) $(372,222) $(13,122,867) $(3,929,624)
                                        ===========    =============    ==========  =========  ========== ============= ===========

The accompanying notes form an integral part of these consolidated financial statements

            VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                       For the period
                                                                                                      since inception on
                                                              Nine Months Ended   Nine Months Ended     March 1, 1997 to
                                                             September 30, 2006   September 30, 2005  September 30, 2006
                                                              ------------------  ------------------  ------------------
Cash flows provided by (used for) operating activities:
    Net loss                                                     $ (1,043,478)       $ (1,150,335)       $(13,122,867)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Depreciation                                                  7,428               5,431              24,402
          Issuance of common stock for services                       193,500             503,000           5,425,315
                Interest expense from the issuance of
            Common stock                                               27,392                  --             502,542
          Accretion of debt issuance costs                             31,250                  --              31,250

Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                        34,262              41,370           1,022,695
          Accrued payable - related parties                           210,000             (55,000)            995,000
          Accrued settlement obligation                                    --                  --             650,000
                                                                 ------------        ------------        ------------

            Net cash used for operating activities                   (539,646)           (655,334)         (4,471,663)
                                                                 ------------        ------------        ------------

Cash flows used for investing activities:
    Payments to acquire property and equipment                        (10,504)            (14,398)            (43,174)
    Note receivable                                                  (500,000)                 --            (500,000)
                                                                 ------------        ------------        ------------
           Net cash used for investing activities                    (510,504)            (14,398)           (543,174)
                                                                 ------------        ------------        ------------

Cash flows provided by (used for) financing activities:
    Proceeds from notes payable                                     1,250,000                  --           2,083,239
    Proceeds from sale of preferred stock                                  --                  --             150,000
    Proceeds from issuance of common stock                             25,000             700,000           3,115,000
    Payments for loan fees                                            (50,000)                 --             (50,000)
                                                                 ------------        ------------        ------------

            Net cash provided by financing activities               1,225,000             700,000           5,298,239
                                                                 ------------        ------------        ------------


Net increase (decrease) in cash                                       174,850              30,068             283,402
Cash, beginning of period                                             108,552              15,975                  --
                                                                 ------------        ------------        ------------

Cash, end of period                                              $    283,402        $     46,043        $    283,402
                                                                 ============        ============        ============

Cash paid during the period for:
    Interest expense                                             $      3,472        $         --        $      3,472
                                                                 ============        ============        ============
    Income taxes                                                 $         --        $         --        $         --
                                                                 ============        ============        ============

Non cash financing activity:
    Common stock issued for financing costs                      $    400,000        $         --        $    988,300
                                                                 ============        ============        ============
    Deferred construction cost                                   $         --        $         --        $ 18,304,135
                                                                 ============        ============        ============
    Conversion of preferred stock to common stock                $      1,000        $         --        $     12,600
                                                                 ============        ============        ============

    Common stock issued for acquisition deposit                  $    450,000        $         --        $    450,000
                                                                 ============        ============        ============
    Common stock issued for loan collateralization               $    750,000                  --        $    750,000
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

Business Activity:

The Company is in the entertainment development business and is planning the development of a Ferris wheel on or near the Las Vegas Strip area, and other countries. The Company's corporate offices are located in Las Vegas, Nevada.


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

As a result of the agreement the Company is still determining the exact location of where the Voyager Project will be located in the UAE. As of the date of this filing there has been no funding provided by Allied and a location for the Observation Wheel has not been selected and the UAE corporation has not been formed.

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


Going Concern
-------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no established source of revenue, has a working capital deficit of $4,448,486 has debt of $1.2 million which can be called at any time, has an accumulated deficit of $13,122,867 incurred significant net losses and has used cash for operating activities of $539,646 for the nine months ended September 30, 2006, respectively, all of which raised substantial doubt about it's ability to continue as a going concern. Management's plan in regard to these matters is discussed below. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications
-----------------
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically, we have presented accrued interest relating to the debt on our balance sheet in accrued expenses.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123R and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant.

(2)    Loans Payable:

Loans payable had no stated interest rate, were due on demand and unsecured. Interest has been accrued at an estimated market interest rate of 8% and is included in accrued expenses, and totaled $301,164 as of September 30, 2006.

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

Pursuant to the Settlement Agreement, the Company has agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. The Company accumulates interest on the principal at the rate of $17,467 per Quarter. As of September 30, 2006 the total obligation including loans of $228,239 in principal the settlement obligation of $650,000, plus accrued interest of $301,164 amounting to an aggregate of $1,179,403. One half of this amount, or $589,702, is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of September 30, 2006.


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

On September 5, 2006 the Company received a loan from Diversified Lending Group, Inc. ("DLG"),a California registered mortgage banker, in the amount of $1,250,000. The loan term is for one year with monthly interest payments due on the 5th day of each month beginning on October 5, 2006. The principal balance is due twelve months from the day the loan was executed. The interest rate of the loan is 14% simple interest calculated daily assuming a 360 day year. A late payment fee of .05% will be payable to DLG in the event a monthly payment is determined to be late. The current monthly interest payment is $14,583. If the Company defaults on any payments a notice of default will be sent by DLG to the Company at which time the company will have 15 days to sure the default. Once a default has been created, the default rate will be 18%. As consideration for the loan Voyager was required to issue 4,000,000 shares of common stock, valued at $400,000 on September 5, 2006, representing .04% of the issued and outstanding shares of Voyager. The 4,000,000 shares were issued as a loan origination fee and were due on The date the loan was accepted by Voyager. As a condition to the loan Voyager is required to issue shares of common stock to DLG every quarter in order for DLG to remain at .04% for a period of two years from the date the loan is repaid. An additional 7,500,000 shares, valued at $750,000 on September 5, 2006, were issued to DLG as collateral for the loan. Those shares are to remain unencumbered and will be returned to the Company for cancellation at the time the loan is repaid. However if the loan is not repaid DLG will be permitted to retain the shares.

The company has the option to extend the loan term to 18 months for a fee of ..03% of the loan amount or $37,500.

The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so that their 4% ownership is not diluted. As of September 30, 2006 we accrued additional interest expense of $27,778 for this anti-diultion clause.


(3)       Related Party Transactions:

During the three months ended September 30 2006, the Company incurred management consulting fees of approximately $105,000 or $35,000 per month to Synthetic Systems, LLC., which is jointly owned by Richard L. Hannigan Sr. and his spouse Myong Hannigan. There has been a total of the $315,000 accrued as of the nine months ended September 30, 2006. The company also paid to Synthetic Systems LLC., furniture rental expenses for the nine months ending September 30, 2006 of approximately $10,350 and office rent expenses of approximately $25,919.

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

         In August 2005 the Company's CEO converted 1,000,000 Series B Preferred shares into 2,000,000 shares of common stock of the Company.

                 In August 2005 the Company's Secretary converted 1,000,000 Series B Preferred shares into 2,000,000 shares of common stock of the Company.

                 In August 2005 an entity controlled by an officer and director of the Company converted 500,000 Series B Preferred shares into 1,000,000 shares of Common stock of the Company.

                 In May 2006 an officer and director of the Company converted 500,000 Series B Preferred shares into 1,000,000 shares of common stock of the Company.

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

In April 2006, the Company issued 3,000,000 shares of common stock in anticipation of the Western merger, see Note 7. These shares were valued at $450,000.

In April 2006, the Company issued 950,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $142,500 or $0.15 a share.

In May 2006, an officer and director of the Company converted 500,000 Series B Preferred Shares into 1,000,000 shares of common stock of the Company.

In May 2006, the Company issued 100,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $16,000 or $0.16.

In June 2006, the Company issued 250,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $35,000 or $0.14.

In August 2006, the Company issued 4,000,000 and 7,500,000 shares of common stock in association with loan origination costs and collateral for the loan, valued at $400,000 and $750,000, respectively. These shares were valued at the fair value on the date of grant which was $0.10.

In September 2006, 500,000 Series A Preferred shares were converted into 5,000,000 shares of common stock of the Company by a non-officer.

(5)       Commitments and Contingencies:

         During January 2002, the Company entered into a month-to-month office lease totaling $2,350 per month with a related party.

Deferred Construction Costs
---------------------------

On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western"), where Western will provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted Common Stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these Shares as Deferred Construction Costs in these financial statements.

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the company were trading at $6.50 per share. The current stock price of the company has a trading range of $0.08 to $0.50. If at the time Western performs the services contracted and the share price is below $6.50 per share the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of September 30, 2006, we have marked these shares to market at the quarter end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.


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

Accordingly, these financial statements do not include any activities related to Western due to the above and will subsequently remove the Acquisition Deposit when all necessary shares have been cancelled and reissued.


(8) SUBSEQUENT EVENTS
--------------------------

In November 2006, the Company issued 9,812,500 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $750,000 or $0.076.

In November 2006, the Company issued 2,000,000 shares of common stock in anticipation of the Western merger, see Note 7. These shares were valued at $300,000 or $0.15, the value in April 2006 when the acquisition agreement was first entered into.

In December 2006, the Company issued 464,278 shares of common stock due to the anti-dilution clause in our debt agreement, see Note 6 above. These shares were valued at the fair value on the date of grant which was $0.06.

In December 2006, $25,000 was received for 166,667 shares of common stock at $0.15 per share.

In December 2006, the Company issued 1,600,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $93,000 and issued in two issuances as follows: 600,000 shares at $0.06 and 1,000,000 shares at $0.58.

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

We have removed Western from these financial statements due to the above and will subsequently remove the Acquisition Deposit when all necessary shares have been cancelled and reissued.

(b) On March 17, 2005 the company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates. Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE up to $150 million.

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

As a result of the signing of the agreement Voyager will be responsible for the management of the construction of the project and will receive a premium above and beyond the cost of building the project. There will be a management agreement which allows Voyager to contract a third party management company to perform day-to-day operations. Voyager will also receive a percentage of gross revenues from operations. As of the date of this filing the UAE corporation has not been formed and no funding has been received from Allied. The Company is currently in the process of searching for an adequate site for the project to be located.

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

Research and Development

         From the inception to our predecessor in interest, Voyager Ventures, Inc., in March of 1997 through present, we have devoted a majority of our time on research and development. During the period from March 1, 1997 through September 30, 2006, we incurred operating expenses of $11,669,444 and interest expense of $1,453,423 against no revenues, which resulted in accumulated losses of $13,122,867.


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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations. As of September 30, 2006, the Company had current assets of $283,402 which consisted of cash on hand,and current liabilities of $4,778,416 resulting in working capital deficit of $4,495,014.

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

                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                       -----------------------------------------
                                                      (Registrant)

Dated  November 20, 2006

                                    By: /s/ Richard Hannigan
                                        ----------------------------------------
                                        Richard Hannigan,
                                        President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           April 19, 2007


                                       By: /s/ Myong Hannigan
                                           ------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           April 19, 2007

                                       By: /s/ Tracy Jones
                                           ------------------------------
                                           Tracy Jones
                                           COO/Director
                                           April 19, 2007