Form 10QSB
period 2007-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2007-05-15
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2007.

                                       OR

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-33151

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                               54-2110681
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


4483 West Reno Avenue, Las Vegas, Nevada                                89119
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

                    Issuer's telephone number: (702) 221-8070

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes / / No /X /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were outstanding 114,842,905 shares Common Stock issued and outstanding ; 1,000,000 shares of Series B Preferred Stock issued and outstanding as of the latest practicable date.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                  4
Item 2.  Management's Discussion and Analysis or Plan of Operation            13
Item 3.  Controls and Procedures                                              15
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                    16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16
Item 3.  Defaults Upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Information                                                    16
Item 6.  Exhibits                                                             16
SIGNATURES                                                                    17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                                  March 31,
                                                                                    2007
                                                                                -------------
ASSETS

CURRENT ASSETS

     Cash                                                                       $      30,232
     Loan origination costs, net of amortization of $28,750                            21,250
     Deferred financing costs                                                          50,000
                                                                                -------------

            Total current assets                                                      101,482


NOTE RECEIVABLE                                                                       500,000
FIXED ASSETS, net of accumulated depreciation of $27,420                               15,231
                                                                                -------------

                   Total assets                                                 $     616,713
                                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $   1,061,693
     Accrued expenses - related party                                                 720,000
     Loans and settlement payable                                                     878,239
     Notes payable                                                                  1,955,000
                                                                                -------------

            Total current liabilities                                               4,614,932
                                                                                -------------

                   Total liabilities                                                4,614,932

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                                  --
        Series B - 10,000,000 designated, 1,000,000 outstanding                         1,000
     Common stock: $.001 par value; authorized 200,000,000 shares;
        issued and outstanding:  114,842,905                                          114,844
     Additional paid-in capital                                                    12,449,728
     Deferred construction costs paid with common stock                              (506,250)
     Receivable for return of stock related to canceled acquisition                  (375,000)
     Loan collateral paid with common stock                                          (750,000)
     Loan fees paid with common stock, net of amortization of $230,000               (170,000)
     Accumulated deficit during the development stage                             (14,762,541)
                                                                                -------------
            Total stockholders' deficit                                            (3,998,219)
                                                                                -------------

                   Total liabilities and
                   stockholders' deficit                                        $     616,713
                                                                                =============






See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                From inception
                                                           Three Months Ended                  March 1, 1997 to
                                                March 31, 2007          March 31, 2006          March 31, 2007
                                             --------------------    --------------------    --------------------
Revenues                                     $            -           $            -         $            -

Operating Expenses:
      Professional and consulting fees                591,832                  145,720             11,251,553
      Project costs                                     2,648                   22,118                140,946
      Depreciation                                        915                    2,252                 28,032
      Settlement expense                                  -                        -                  650,000
      Other expense                                    31,855                   32,628                886,769
                                             --------------------    --------------------    --------------------
                                                      627,250                  202,718             12,957,300

Operating loss                                       (627,250)                (202,718)           (12,957,300)

Other income (expense):
      Interest income                                      78                      -                    1,219
      Interest expense                               (169,286)                 (17,323)            (1,806,460)
                                             --------------------    --------------------    --------------------
                                                     (169,208)                 (17,323)            (1,805,241)

Net Loss                                             (796,458)                (220,041)           (14,762,541)

Preferred stock dividends                                 -                        -                 (130,000)

                                             --------------------    --------------------    --------------------
Net loss allocable to common stockholders    $       (796,458)        $       (220,041)      $    (14,892,541)
                                             ====================    ====================    ====================


Net loss per common share - basic and
      diluted                                $          (0.01)        $          (0.00)
                                             ====================    ====================

Weighted average number of common
      shares outstanding                          114,165,127               77,849,460
                                             ====================    ====================




See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FROM JANUARY 1, 2007 THROUGH MARCH 31, 2007
                                   (UNAUDITED)



                                                                                                                        Additional
                                         Preferred Stock Series A  Preferred Stock Series B        Common stock      paid-in capital
                                         ------------------------  ------------------------        ------------      ---------------
                                           Shares         Amount     Shares         Amount      Shares        Amount
                                           ------         ------     ------         ------      ------        ------
Balance at December 31, 2006                    --           --     1,000,000        $1,000   113,842,905    $113,844  $12,043,353
                                            ======      =======     =========        ======   ===========    ========  ===========
Issuance of common stock for services
 March 2007                                     --           --            --            --     1,000,000       1,000       97,000

Fee associated with canceled acquisition        --           --            --            --            --          --           --
Fair market adjustment to stock for
Deferred Construction Costs, March 2007         --           --            --            --            --          --      309,375

Accretion of loan costs to interest
expense March 2007                              --           --            --            --            --          --           --

Net loss as of March 31, 2007                   --           --            --            --            --          --           --
                                            ------      -------     ---------        ------   -----------    --------  -----------
Balance at March 31, 2007                       --           --     1,000,000        $1,000   114,842,905    $114,844  $12,449,728
                                            ======      =======     =========        ======   ===========    ========  ===========

                                                                                           Deficit
                                                                                         accumulated
                                           Deferred    Receivable                        during the       Total
                                         construction  for return   Loan       Loan      development  stockholders'
                                            costs       of stock  collateral    Fee         stage        deficit
                                         ------------  ---------- ----------   ------    -----------  -------------
Balance at December 31, 2006             $  (196,875)  $ (750,000) $(750,000) $(270,000) $(13,966,083) $(3,774,761)
                                         ============  ==========  =========  ========== ============  ===========
Issuance of common stock for services
 March 2007                                       --           --       --           --            --       98,000

Fee associated with canceled acquisition          --      375,000      --            --            --      375,000
Fair market adjustment to stock for
Deferred Construction Costs, March 2007     (309,375)          --       --           --            --           --

Accretion of loan costs to interest
expense March 2007                                --           --       --      100,000            --      100,000

Net loss as of March 31, 2007                     --           --       --           --      (796,458)    (796,458)
                                         -----------   ----------   -------   ---------  ------------  -----------
Balance at March 31, 2007                $  (506,250)  $ (375,000) $(750,000) $(170,000) $(14,762,541) $(3,998,219)
                                         ===========   ==========   =======   =========  ============  ===========



See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED Statements of cash flows

                                   (UNAUDITED)

                                                                                                        From inception
                                                                                                       March 1, 1997 to
                                                          March 31, 2007         March 31, 2006         March 31, 2007
                                                          --------------         --------------         --------------
Cash Flows from Operating Activities:
     Net Loss                                              $   (796,458)          $   (220,041)          $(14,762,541)

     Adjustments to reconcile net loss to
         net cash used by operating activities:
         Depreciation                                               915                  2,252                 28,032
         Issuance of common stock for services                  473,000                     --              5,991,315
         Issuance of common stock for accrued
            bonus                                                    --                     --                750,000
         Interest expense from the issuance of
            common stock                                             --                     --                509,268
         Accretion of debt issuance costs                       112,500                     --                258,750

     Changes in assets and liabilities:
         Accounts payable and accrued expenses                   19,034                 17,467              1,055,343
         Accrued expenses - related party                        95,000                 90,000                720,000
         Accrued settlement obligation                               --                     --                650,000

            Net cash used in operating
            activities                                          (96,009)              (110,322)            (4,799,833)
                                                           ------------           ------------           ------------

Cash flows used in Investing Activities:
     Payments to acquire fixed assets                                --                 (4,552)               (43,174)
     Proceeds from Note Receivable                                   --                     --               (500,000)

                                                           ------------           ------------           ------------
         Net cash used in investing activities                       --                 (4,552)              (543,174)

Cash flows provided by Financing Activities:
     Proceeds from notes payable, short term debt               100,000                     --              2,183,239
     Proceeds from the sale of preferred stock                       --                     --                150,000
     Proceeds from the sale of common stock                          --                 25,000              3,140,000
     Payments for loan fees                                          --                     --                (50,000)
     Payments for financing costs                               (50,000)                    --                (50,000)

         Net cash provided by financing
            activities                                           50,000                 25,000              5,373,239
                                                           ------------           ------------           ------------

Net increase (decrease) in cash                                 (46,009)               (89,874)                30,232
Cash, beginning of year                                          76,241                108,551                     --
                                                           ------------           ------------           ------------
Cash, end of year                                          $     30,232           $     18,677           $     30,232
                                                           ============           ============           ============

Cash paid for:
     Interest                                              $     43,750           $         --           $    103,750
     Income Taxes                                          $         --           $         --           $         --

See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED Statements of cash flows

                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                                        From inception
                                                                                                       March 1, 1997 to
                                                          March 31, 2007         March 31, 2006         March 31, 2007
                                                          --------------         --------------         --------------
Supplemental schedule of non-cash Investing
     and Financing Activities:
     Common stock issued for financing costs               $        --            $         --           $    988,300
     Common stock issued for loan collateral               $        --            $         --           $    750,000
     Deferred construction costs, adjusted
         to fair value                                     $   309,375            $         --           $    506,250
     Conversion of preferred shares                        $        --            $         --           $     12,600
     Common stock issued as acquisition deposit            $        --            $         --           $    750,000



















See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation and Organization and Significant Accounting
         Policies

Basis of Presentation and Organization
--------------------------------------
The accompanying Condensed Consolidated Financial Statements of Voyager Entertainment International, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2007, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Voyager Entertainment International, Inc. (the "Company"), a North Dakota corporation formerly known as Dakota Imaging, Inc. on January 31, 1991, is in the entertainment development business with plans to develop the world's tallest Observation Wheel on the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year.

As used in these Notes to the Condensed Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company's wholly owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, and Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation.

These Condensed Consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Going Concern
-------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered an exploration stage company, has experienced recurring net operating losses, had a net loss of $796,458 and $220,041 for the three months ended March 31, 2007 and 2006, and a working capital deficiency of $(4,513,450) at March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

RECLASSIFICATION
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically, we have presented accrued interest relating to the debt on our balance sheet in accrued expenses.

NEW ACCOUNTING PROUNCEMENTS
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 2.  Stockholders' Deficit

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001, 50,000,000 shares of series A preferred stock with a par value of $0.001 an 10,000,000 shares of Series B Preferred Stock..


In March 2007, the Company issued 1,000,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $98,000 or $0.098.

No preferred share transactions occurred as of March 31, 2007.

Note 3.  Related Party Transactions and Acquisitions

Related Party Transactions
--------------------------

During the quarters ended March 31, 2007 and 2006, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC., for a total of $105,000 in each year. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems LLC., office rent expenses of approximately $8,800 and $8,500 and furniture and equipment lease of $3,450 or $1,150 per month as of March 31, 2007 and 2006, respectively.

As previously disclosed in our 2006 Form 10-KSB, on May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western would provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.05 to $0.22. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of March 31, 2007, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the year end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of March 31, 2007, we have borrowed $100,000 from Western. The amount is unsecured, carries no interest and is due in 90 days.

Acquisitions
------------

On April 10, 2006, we entered into a Unit Purchase (Buy-Sell) Agreement ("Agreement") to acquire all the outstanding units of Western Architectural Services, LLC ("Western") in exchange for a total of 5,000,000 shares of Voyager's common stock ("Shares"). On September 11, 2006, Voyager believed it had fully completed the necessary due diligence pursuant to the Agreement and consequently delivered the Shares consideration as required for the final closing. Upon further evaluation of Voyager's due diligence of Western pursuant to Section 2.02 of the Agreement, it has been determined that the existing limited liability company ("LLC") operating agreement of Western would need to be modified in order for Voyager to continue the existing operations of Western.

On March 30 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement. The Agreement was cancelled since the transaction did not meet all the requirements of Section
2.02 of the Agreement and was deemed as if the acquisition transaction was never closed.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction 2,500,000 shares of common stock will be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares will be accounted for as a fee for the nullification. The shares were valued at fair value of $0.15 per share for a total value of $375,000. As of the date of these financial statements, the Company and Western are in the process of cancelling the necessary shares under the March 30, 2007 agreement. At the date of this filing the shares have not been cancelled. We have expensed $375,000 as of March 31, 2007.

Note 4.  Deferred Financing Costs

In March 2007, the Company began discussions with an external third party for financing arrangements. We have paid $50,000 toward any services provided by the external third party and have accounted for this as short term deferred financing costs. We will net this expense against any financing proceeds received.

Note 5.  Subsequent Events

Subsequent to quarter end we issued 500,000 shares for services and issued 89,438 shares for the accrued $6,261in interest charges relating to our Diversified Lending Group, Inc. note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Voyager Entertainment International, Inc.," the "Company," "we," "us," and "our" refer to Voyager Entertainment International, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

EXECUTIVE SUMMARY AND OVERVIEW

Our current business plan is to build multiple observation Ferris wheels ("Observation Wheels"). Proposed sites for the construction of Observation Wheels include Las Vegas, Nevada, United Arab Emirates ("UAE"), and Shanghai, China.

We plan to focus primarily on the development of the Observation Wheel in Las Vegas and the UAE over the next 12 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and other foreign countries.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

DEVELOPMENT OF OUR BUSINESS

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of value of our deferred construction costs.

We believe the following critical accounting policy reflects our most significant estimates and assumptions used in the preparation of our consolidated financial statements:

STOCK BASED COMPENSATION
On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended).

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 ("2007") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006 ("2006")

Results of operations consist of the following:

                                          March 31, 2007      March 31, 2006      $ Change        % Change
Revenue                                      $      --           $      --        $      --               0%
General and administrative expenses            627,250             202,718          424,532             209%
                                             ---------           ---------        ---------       ---------
Operating loss                               $(627,250)          $(202,718)       $(424,532)            209%

As of March 31, 2007, we have not constructed an Observation Wheel and therefore have not generated revenues.

The increase in general and administrative expenses of 209% is due primarily to a 306% increase in consultant fees of $591,832 as of March 31, 2007 compared to $145,720 as of March 31, 2006. This is offset by a significant decrease in project costs of $2,648 as of March 31, 2007 compared to $22,118 as of March 31, 2006. All other costs in the first quarter of 2007 remained relatively consistent when compared to March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the Observation Wheel in Las Vegas and the UAE over the next 12 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and other foreign countries.

                                                   March 31, 2007    December 31, 2006       $ Change        % Change

Cash                                                 $   30,232          $   76,241          $  (46,009)          (60%)
Accounts payable and accrued expenses                $1,061,693          $1,042,660          $   19,033             2%
Total current liabilities                            $4,614,932          $4,400,899          $  214,035             5%
Cash proceeds from the sale of common stock          $       --          $   50,000          $  (50,000)         (100%)

We have financed our operations during the quarter primarily through the use of cash on hand, issuance of stock for services and aging of our payables. As of March 31, 2007, we had total current liabilities of $4,614,932 compared to $4,400,899 as of December 31, 2006. The increase in total current liabilities is primarily due to an increase in Due to Related Parties of $95,000, Accrued Expenses of approximately $19,000 and short term debt of $100,000. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion. We had no long term liabilities during any of these periods.

Cash decreased 60% as of March 31, 2007 due to payment of some of our payables throughout the first quarter of 2007.

We did not issue any common stock for cash in the first quarter of 2007.

We had $30,232 cash on hand as of March 31, 2007 compared to $76,241 as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, the Company issued 1,000,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $98,000 or $0.098.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(1) Committees and financial reviews.

The board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as we increase our revenues, of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditor's participation in the financial reporting process.

Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors with respect to the matters required to be discussed by the Statement On Auditing Standards No. 61, "Communications with Audit Committees", as may be modified or supplemented.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.


31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Financial Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350
32.2    Certification by Chief Financial Officer pursuant to 18 U.S. C.
        Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                       -----------------------------------------
                                                     (Registrant)

   Dated  May 14, 2007

                                       By: /s/ Richard Hannigan
                                           -------------------------------------
                                           Richard Hannigan,
                                           President/Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           -------------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           May 14, 2007


                                       By: /s/ Myong Hannigan
                                           -------------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           May 14, 2007

                                       By: /s/ Tracy Jones
                                           -------------------------------------
                                           Tracy Jones
                                           COO/Director
                                           May 14, 2007