Form 10QSB
period 2007-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2007-08-13
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were outstanding 118,572,143 shares Common Stock issued and outstanding as of August 8, 2007.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED Balance Sheet

                                   (UNAUDITED)

ASSETS                                                                   June 30, 2007
                                                                         -------------
CURRENT ASSETS
     Cash                                                                $       8,145
     Loan origination costs, net of amortization of $25,000                      8,750
     Deferred financing costs                                                   50,000
                                                                         -------------

            Total current assets                                                66,895


NOTE RECEIVABLE                                                                500,000
FIXED ASSETS, net of accumulated depreciation of $31,557                        11,095
                                                                         -------------

                   Total assets                                          $     577,990
                                                                         =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $   1,136,607
     Accrued expenses - related party                                          815,000
     Loans and settlement payable                                              878,239
     Notes payable                                                           1,975,000
                                                                         -------------

            Total current liabilities                                        4,804,846
                                                                         -------------

                   Total liabilities                                         4,804,846

COMMITMENTS & CONTINGENCIES                                                         --

STOCKHOLDERS' DEFICIT
     Preferred stock: $.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                           --
        Series B - 10,000,000 designated, 1,000,000 outstanding                  1,000
     Common stock: $.001 par value; authorized 200,000,000 shares;
        issued and outstanding: 116,532,343                                    116,533
     Additional paid-in capital                                             12,545,428
     Deferred construction costs paid with common stock                       (421,875)
     Receivable for return of stock related to canceled acquisition           (375,000)
     Loan collateral paid with common stock                                   (750,000)
     Loan fees paid with common stock, net of amortization of $200,000         (70,000)
     Accumulated deficit during the development stage                      (15,272,942)
                                                                         -------------
            Total stockholders' deficit                                     (4,226,856)
                                                                         -------------

                   Total liabilities and
                   stockholders' deficit                                 $     577,990
                                                                         =============

See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED Statements of operations

                                   (UNAUDITED)

                                                                                                                  From inception
                                                  Three Months Ended                  Six Months Ended           March 1, 1997 to
                                           June 30, 2007     June 30, 2006     June 30, 2007     June 30, 2006     June 30, 2007
                                           -------------     -------------     -------------     -------------     -------------
Revenues                                   $          --     $          --     $          --     $          --     $          --

Operating Expenses:
       Professional and consulting fees          321,985           314,280           913,817           460,000        11,573,538
       Project costs                               3,743             2,587             6,391            24,705           144,689
       Depreciation                                4,137                --             5,052                --            32,169
       Rent expense                                   --             8,672                --            17,153
       Settlement expense                             --                --                --                --           650,000
       Other expense                              39,772            31,597            71,627            57,996           926,542
                                           -------------     -------------     -------------     -------------     -------------
                                                 369,637           357,136           996,887           559,854        13,326,938

Operating loss                                  (369,637)         (357,136)         (996,887)         (559,854)      (13,326,938)

Other income (expense):
       Interest income                            43,765                --            43,843                --            44,984
       Interest expense                         (184,528)          (17,621)         (353,814)          (34,944)       (1,990,988)
                                           -------------     -------------     -------------     -------------     -------------
                                                (140,763)          (17,621)         (309,971)          (34,944)       (1,946,004)

Net Loss                                        (510,400)         (374,757)       (1,306,858)         (594,798)      (15,272,942)

Preferred stock dividends                             --                --                --                --          (130,000)
                                           -------------     -------------     -------------     -------------     -------------
Net loss allocable to
       common stockholders                 $    (510,400)    $    (374,757)    $  (1,306,858)    $    (594,798)    $ (15,402,942)
                                           =============     =============     =============     =============     =============


Net loss per common share -
       basic and diluted                   $       (0.00)    $       (0.00)    $       (0.01)    $       (0.01)
                                           =============     =============     =============     =============

Weighted average number of
       common shares outstanding             115,628,728        82,048,856       114,896,629        79,952,747
                                           =============     =============     =============     =============

See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FROM JANUARY 1, 2007 THROUGH JUNE 30, 2007
                                   (UNAUDITED)

                                           Preferred Stock Series A   Preferred Stock Series B         Common stock
                                           ------------------------   ------------------------         ------------
                                             Shares         Amount      Shares         Amount      Shares        Amount
                                             ------         ------      ------         ------      ------        ------
Balance at December 31, 2006                      --           --      1,000,000       $1,000    113,842,905    $113,844
                                             =======      =======      =========       ======    ===========    ========
Issuance of common stock for services
 March 2007                                       --           --             --           --      1,000,000       1,000

Fee associated with canceled acquisition          --           --             --           --             --          --

Issuance of common stock for services
 April 2007                                       --           --             --           --        500,000         500

Issuance of common stock for services
 May 2007                                         --           --             --           --      1,100,000       1,100

Issuance of common stock for interest             --           --             --           --         89,438          89

Fair market adjustment to stock for
Deferred Construction Costs, June 2007            --           --             --           --             --          --

Accretion of loan costs to interest expense
 June 2007                                        --           --             --           --             --          --

Net loss as of June 30, 2007                      --           --             --           --             --          --
                                             -------      -------      ---------       ------    -----------    --------
Balance at June 30, 2007                          --           --      1,000,000       $1,000    116,532,343    $116,533
                                             =======      =======      =========       ======    ===========    ========

                                                                                                           Deficit
                                                                                                         accumulated
                                                            Deferred   Receivable                        during the        Total
                                            Additional    construction for return   Loan        Loan     development   stockholders'
                                          paid-in capital    costs      of stock  collateral    Fee         stage         deficit
                                          --------------- ------------ ---------- ----------   ------    -----------   -------------
Balance at December 31, 2006               $12,043,353    $  (196,875)  $(750,000) $(750,000) $(270,000) $(13,966,083)  $(3,774,761)
                                           ===========    ============  ========== ========== ========== =============  ============
Issuance of common stock for services
 March 2007                                     97,000             --          --         --         --            --        98,000

Fee associated with canceled acquisition            --             --     375,000         --         --            --       375,000

Issuance of common stock for services
 April 2007                                     59,500             --          --         --         --            --        60,000

Issuance of common stock for services
 May 2007                                      114,400             --          --         --         --            --       115,500

Issuance of common stock for interest            6,171             --          --         --         --            --         6,261

Fair market adjustment to stock for
Deferred Construction Costs, June 2007         225,000       (225,000)         --         --         --            --            --

Accretion of loan costs to interest expense
 June 2007                                          --             --          --         --    200,000            --       200,000

Net loss as of June 30, 2007                        --             --          --         --         --    (1,306,858)   (1,306,858)
                                           -----------    ------------  ---------- ---------  ---------- ------------- ------------
Balance at June 30, 2007                   $12,545,428    $  (421,875)  $(375,000) $(750,000) $ (70,000) $(15,272,942) $(4,226,856)
                                           ===========    ============  ========== =========  ========== ============= ============

See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED Statements of cash flows

                                   (UNAUDITED)

                                                                                       From inception
                                                                                      March 1, 1997 to
                                                      June 30, 2007    June 30, 2006    June 30, 2007
                                                      -------------    -------------    -------------
Cash Flows from Operating Activities:
       Net Loss                                        $ (1,306,858)    $   (594,798)    $(15,272,942)

       Adjustments to reconcile net loss to
            net cash used by operating activities:
            Depreciation                                      5,052            4,713           32,169
            Issuance of common stock for services           654,760          193,500        6,173,075
            Issuance of common stock for accrued
                 bonus                                           --               --          750,000
            Interest expense from the issuance of
                 common stock                                    --               --          509,268
            Accretion of debt issuance costs                225,000               --          371,250

       Changes in assets and liabilities:
            Accounts payable and accrued expenses            93,950           56,676        1,130,260
            Accrued expenses - related party                190,000          195,000          815,000
            Accrued settlement obligation                        --               --          650,000

                                                       ------------     ------------     ------------
                 Net cash used in operating
                 activities                                (138,096)        (144,909)      (4,841,920)

Cash flows used in Investing Activities:
       Payments to acquire fixed assets                          --           (8,453)         (43,174)
       Proceeds from Note Receivable                             --               --         (500,000)

                                                       ------------     ------------     ------------
            Net cash used in investing activities                --           (8,453)        (543,174)

Cash flows provided by Financing Activities:
       Proceeds from notes payable, short term debt         120,000           25,000        2,203,239
       Proceeds from the sale of preferred stock                 --               --          150,000
       Proceeds from the sale of common stock                    --           25,000        3,140,500
       Payments for loan fees                                    --               --          (50,000)
       Payments for financing costs                         (50,000)              --          (50,000)

                                                       ------------     ------------     ------------
            Net cash provided by financing
                 activities                                  70,000           50,000        5,393,239

Net increase (decrease) in cash                             (68,096)        (103,362)           8,145
Cash, beginning of year                                      76,241          108,552               --
                                                       ------------     ------------     ------------
Cash, end of year                                      $      8,145     $      5,190     $      8,145
                                                       ============     ============     ============

Cash paid for:
       Interest                                        $     43,750     $         --     $    103,750
       Income Taxes                                    $         --     $         --     $         --

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED Statements of cash flows

                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                       From inception
                                                                                      March 1, 1997 to
                                                      June 30, 2007    June 30, 2006    June 30, 2007
                                                      -------------    -------------    -------------
Supplemental schedule of non-cash Investing
       and Financing Activities:
       Common stock issued for financing costs         $         --     $         --     $    988,300
       Common stock issued for loan collateral         $         --     $         --     $    750,000
       Deferred construction costs, adjusted
           to fair value                               $    225,000     $         --     $    421,875
       Conversion of preferred shares                  $         --     $         --     $     12,600
       Common stock issued as acquisition deposit      $         --     $    450,000     $    750,000
       Common stock issued for services                $         --     $    193,500     $    193,500

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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2007, the condensed consolidated results of its operations and cash flows for the three months ended June 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Voyager Entertainment International, Inc. (the "Company"), a North Dakota corporation formerly known as Dakota Imaging, Inc. formed on January 31, 1991, is in the entertainment development business with plans to develop the world's tallest Observation Wheel on the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year.

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

Going Concern
-------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,306,858 and $594,798 for the six months ended June 30, 2007 and 2006, and a working capital deficiency of $(4,737,951) at June 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Note 2. Stockholder's Equity

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001, 50,000,000 shares of series A preferred stock with a par value of $0.001 an 10,000,000 shares of Series B Preferred Stock.

In March 2007, the Company issued 1,000,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $98,000 or $0.098.

In April 2007, the Company issued 500,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $60,000 or $0.12.

In May 2007, the Company issued 1,100,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $115,500 or $0.105.

The Company issued 89,438 shares of common stock for interest which was accrued at December 31, 2006 for $6,261 relating to our Diversified Lending Group, Inc. note.

No preferred share transactions occurred as of June 30, 2007.

Note 3. Related Party Transactions and Acquisitions

Related Party Transactions
--------------------------

During the quarters ended June 30, 2007 and 2006, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC, for a total of $210,000 in each year. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems LLC., office rent expenses of approximately $17,700 and $17,000 and furniture and equipment lease of $6,900 or $1,150 per month as of June 30, 2007 and 2006, respectively.

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

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.09 to $0.18. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of June 30, 2007, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the period end closing price of our stock. The change in valuation was credited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of June 30, 2007, we have borrowed $100,000 from Western. The amount is unsecured, carries no interest and is due upon the demand of Western.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction 2,500,000 shares of common stock will be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares is accounted for as a fee for the nullification. The shares were valued at fair value of $0.15 per share for a total value of $375,000. As of the date of these financial statements, the Company and Western are in the process of canceling the necessary shares under the March 30, 2007 agreement. At the date of this filing the shares have not been cancelled. We have expensed $375,000 as of June 30, 2007.

Note 4. Deferred Financing Costs

In March 2007, the Company began discussions with an external third party for financing arrangements. We have paid $50,000 toward any services provided by the external third party and have accounted for this as short term deferred financing costs. We will net this expense against any financing proceeds received.

Note 5. Notes Payable

On May 10, 2007, the Company received a loan from CLC/Las Vegas, LLC, in the amount of $20,000. The terms of the loan call for one payment of all principal funded to date, interest and other amounts unpaid due and payable in full one month from the date of funds received by the Company. The loan bears interest at a rate of 10% per annum, calculated daily on the basis of a 360-day year. Interest accrued at June 30, 2007 is $283.33. The principal, interest, and $1,000 late fee was repaid in full as of August 10, 2007.

Note 6. Subsequent Events

Subsequent to June 30, 2007, we issued 2,000,000 shares of common stock as a result of shares purchased through a private placement offering for $200,000 and issued 39,800 shares for the accrued $7,164 in interest charges relating to our Diversified Lending Group, Inc. note.

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

We plan to focus primarily on the development of the Observation Wheel in Las Vegas and the UAE over the next 6 and 18 months respectively. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and other foreign countries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Results of operations consist of the following:

                                       June 30, 2007  June 30, 2006   $ Change    % Change
Revenue                                  $      --      $      --     $      --         0%
General and administrative expenses        369,637        357,136        12,501         4%
                                         -------------------------------------------------
Operating loss                           $(369,637)     $(357,136)    $ (12,501)        4%

As of June 30, 2007, we have not constructed an Observation Wheel and therefore have not generated revenues. All costs for the three months of the second quarter of 2007 remained relatively consistent when compared to the three months ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Results of operations consisted of the following:

                                       June 30, 2007  June 30, 2006   $ Change      %Change
Revenue                                  $      --      $      --     $      --         0%
General and administrative expenses        996,887        559,854       437,033        78%
                                         -------------------------------------------------
Operating loss                           $(996,887)     $(559,854)    $(437,033)       78%

The increase in general and administrative expenses of 78% is due primarily to a 233% increase in common stock issued for services of $654,760 as of June 30, 2007 compared to $193,500 as of June 30, 2006. The increase in common stock issued for services is a result of insufficient funds for payment of services and an increase in consulting services compared to prior periods. This is offset by a significant decrease in project costs of $6,391 as of June 30, 2007 compared to $24,705 as of June 30, 2006. Project costs are the expenses related to the materials used to attract investors. The demand for project costs decreased in 2007 as we obtained additional investors. All other costs in the second quarter of 2007 remained relatively consistent when compared to June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the Observation Wheel in Las Vegas and the UAE over the next 12 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and other foreign countries.

                                             June 30, 2007  June 30, 2006    $ Change     %Change
Cash                                           $    8,145      $   76,241   $  (68,096)     (89%)
Accounts payable and accrued expenses          $1,136,607      $1,042,660   $   93,947        9%
Cash proceeds from the sale of common stock    $       --      $   50,000   $  (50,000)    (100%)

We have financed our operations during the quarter primarily through the use of cash on hand, issuance of stock for services and aging of our payables. As of June 30, 2007, we had total current liabilities of $4,804,846 compared to $4,400,899 as of December 31, 2006. The increase in total current liabilities is primarily due to an increase in Accounts Payable of approximately $46,000, Due to Related Parties of $190,000, Accrued Expenses of approximately $35,000 and short term debt of $120,000. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion. We had no long term liabilities during any of these periods.

Cash decreased 89% as of June 30, 2007 due to payment of some of our payables throughout the first and second quarters of 2007.

We did not issue any common stock for cash in the second quarter of 2007.

We had $8,145 cash on hand as of June 30, 2007 compared to $76,241 as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

In April 2007, the Company issued 500,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $60,000 or $0.12

In May 2007, the Company issued 1,100,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $115,500 or $0.105.

The Company issued 89,438 shares of common stock for interest for the accrued $6,261 in interest charges relating to our Diversified Lending Group, Inc. note.

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

   Dated  August 14, 2007

                                       By: /s/ Richard Hannigan
                                           -------------------------------------
                                           Richard Hannigan,
                                           President/Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                       By: /s/ Richard Hannigan, Sr.
                                           -------------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           August 14, 2007


                                       By: /s/ Myong Hannigan
                                           -------------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           August 14, 2007

                                       By: /s/ Tracy Jones
                                           -------------------------------------
                                           Tracy Jones
                                           COO/Director
                                           August 14, 2007