Form 10QSB
period 2007-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2007-11-14
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes / / No /X/

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were outstanding 121,816,512 shares Common Stock issued and outstanding as of November 6, 2007.

Transitional Small Business Disclosure Format: Yes / / No /X/

                               TABLE OF CONTENTS



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3
Item 2. Management's Discussion and Analysis                                  13
Item 3. Controls and Procedures                                               15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           16
Item 3. Defaults Upon Senior Securities                                       16
Item 4. Submission of Matters to a Vote of Security Holders                   16
Item 5. Other Information                                                     16
Item 6. Exhibits                                                              17

SIGNATURES                                                                    18

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2007

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                                                   SEPTEMBER 30, 2007
                                                                                   ------------------
ASSETS

CURRENT ASSETS

     Cash                                                                             $     33,498
    Prepaids                                                                                   446
     Deferred financing costs                                                               50,000
                                                                                      ------------

            Total current assets                                                            83,944

NOTE RECEIVABLE                                                                            500,000
FIXED ASSETS, net of accumulated depreciation of $33,816                                    13,031

                   Total assets                                                       $    596,975
                                                                                      ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                            $  1,115,437
     Accrued expenses - related party                                                      800,000
     Note payable                                                                        2,833,239
                                                                                      ------------

            Total current liabilities                                                    4,748,676
                                                                                      ------------

                   Total liabilities                                                     4,748,676

COMMITMENTS & CONTINGENCIES                                                                     --

STOCKHOLDERS' DEFICIT
    Preferred stock: $.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                                       --
        Series B - 10,000,000 designated, 1,000,000 outstanding                              1,000
    Common stock: $.001 par value; authorized 200,000,000 shares;
        issued and outstanding: 121,221,512                                                121,221
     Additional paid-in capital                                                         13,049,865
    Deferred construction costs paid with common stock                                    (393,750)
     Receivable for return of stock related to canceled acquisition                       (375,000)
     Loan collateral paid with common stock                                               (750,000)
     Accumulated deficit during the development stage                                  (15,805,037)
                                                                                      ------------
            Total stockholders' deficit                                                 (4,151,701)
                                                                                      ------------

                   Total liabilities and
                   stockholders' deficit                                              $    596,975
                                                                                      ============

See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                       From inception
                                             Three Months Ended              Nine Months Ended        March 1, 1997 to
                                      September 30      September 30   September 30     September 30    September 30,
                                          2007              2006           2007             2006            2007
                                      ------------      ------------   ------------     ------------- ----------------
Revenues                              $        --       $        --    $        --      $         --    $          --


Operating Expenses:
   Professional and consulting
   fees                                   324,617           308,520      1,238,434           768,520       11,898,155
   Project costs                           14,406             8,288         20,798            32,993          159,096
   Depreciation                             2,259             2,715          7,311             7,428           33,816
   Settlement expense                          --                --             --                --          650,000
   Other expense                           66,752            38,796        138,379           109,232          993,907
                                      -----------       -----------    -----------      ------------     ------------
                                          408,034           358,319      1,404,922           918,173       13,734,974


Operating loss                           (408,034)         (358,319)    (1,404,922)         (918,173)     (13,734,974)


Other income (expense):
   Interest income                         43,792               492         87,635               492           88,776

   Interest expense                      (167,851)          (90,853)      (521,664)         (125,797)      (2,158,839)
                                      -----------       -----------    -----------      ------------     ------------

                                         (124,059)          (90,361)      (434,029)         (125,305)      (2,070,063)


Net Loss                                 (532,093)         (448,680)    (1,838,951)       (1,043,478)     (15,805,037)


Preferred stock dividends                      --                --             --                --         (130,000)


Net loss allocable to                 -----------       -----------    -----------      ------------     ------------
   common stockholders                $  (532,093)      $  (448,680)   $(1,838,951)     $ (1,043,478)    $(15,935,037)
                                      ===========       ===========    ===========      ============     ============


Net loss per common share -
   basic and diluted                  $     (0.00)      $     (0.00)   $     (0.02)     $      (0.01)
                                      ===========       ===========    ===========      ============

Weighted average number of
   common shares outstanding          119,344,095        90,761,417    116,399,438        83,593,599
                                      ===========       ===========    ===========      ============

See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                FROM JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2007
                                  (UNAUDITED)

                                                                                                                  Additional
                                         Preferred Stock Series A Preferred Stock Series B      Common stock    paid-in capital
                                         ------------------------ ------------------------      ------------    ---------------
                                             Shares     Amount       Shares     Amount      Shares       Amount
                                             ------     ------       ------     ------      ------       ------

Balance at December 31, 2006                     --         --      1,000,000   $1,000    113,842,905   $113,844  $12,043,353
                                             ======     ======      =========   ======    ===========   ========  ===========
Issuance of common stock for services
 March 2007                                      --         --             --       --      1,000,000      1,000       97,000

Expense of Acquisition Deposit as Fee            --         --             --       --             --         --           --

Issuance of common stock for services
April 2007                                       --         --             --       --        500,000        500       59,500

Issuance of common stock for services
 May 2007                                        --         --             --       --      1,100,000      1,100      114,400

Issuance of common stock for interest            --         --             --       --         89,438         89        6,171

Fair market adjustment to stock for
 Deferred Construction Costs,
 September 2007                                  --         --             --       --             --         --      225,000

Accretion of loan costs to interest expense
 June 2007                                       --         --             --       --             --         --           --

Issuance of common stock for Cash July 2007                                                 2,000,000      2,000      198,000

Issuance of common stock for interest                                                          39,800         40        7,124
 July 2007

Issuance of common stock for services
 August 2007                                                                                1,300,000      1,300      187,200

Issuance of common stock for cash August 2007                                               1,200,000      1,200      118,800

Issuance of common stock for interest                                                         149,369        149       21,438
 August 2007

Fair market value adjustment to stock for
 Deferred Construction Costs
 September 2007                                                                                                       (28,125)

Accretion of loan costs to interest expense
 September 2007

Net loss as of September 30, 2007                --         --             --       --             --         --           --
                                             ------     ------      ---------   ------    -----------   --------  -----------
Balance at September 30, 2007                    --         --      1,000,000   $1,000    121,221,512   $121,222  $13,049,865
                                             ======     ======      =========   ======    ===========   ========  ===========

                                                                                                  Deficit
                                                                                                accumulated
                                                 Deferred                                       during the       Total
                                               construction  Acquisition    Loan        Loan    development   stockholders'
                                                   costs       Deposit    collateral    Fee        stage        deficit
                                               ------------  -----------  ----------   ------   -----------   ------------
Balance at December 31, 2006                   $  (196,875)  $ (750,000)  $(750,000) $(270,000) $(13,966,083) $(3,774,761)
                                               ===========   ==========   =========  =========  ============  ===========
Issuance of common stock for services
 March 2007                                             --           --          --         --            --       98,000

Expense of Acquisition Deposit as Fee                   --      375,000          --         --            --      375,000

Issuance of common stock for services
April 2007                                              --           --          --         --            --       60,000

Issuance of common stock for services
 May 2007                                               --           --          --         --            --      115,500

Issuance of common stock for interest                   --           --          --         --            --        6,260

Fair market adjustment to stock for
 Deferred Construction Costs,
 September 2007                                   (225,000)          --          --         --            --

Accretion of loan costs to interest expense
 June 2007                                              --           --          --    200,000            --      200,000

Issuance of common stock for Cash July 2007                                                                       200,000

Issuance of common stock for interest                                                                               7,164
 July 2007

Issuance of common stock for services
 August 2007                                                                                                      188,500

Issuance of common stock for cash August 2007                                                                     120,000

Issuance of common stock for interest                                                                              21,587
 August 2007

Fair market value adjustment to stock for
 Deferred Construction Costs
 September 2007                                     28,125

Accretion of loan costs to interest expense
 September 2007                                                                         70,000                     70,000

Net loss as of September 30, 2007                       --           --          --         --    (1,838,951)  (1,838,951)
                                               -----------   ----------   ---------  ---------  ------------  -----------
Balance at September 30, 2007                  $  (393,750)  $ (375,000)  $(750,000)        --  $(15,805,037) $(4,151,701)
                                               ===========   ==========   =========  =========  ============  ===========

See accompanying notes to these financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            From inception
                                                                                           March 1, 1997 to
                                                September 30, 2007   September 30, 2006   September 30, 2007
                                                ------------------   ------------------   ------------------
Cash Flows from Operating Activities:
  Net Loss                                      $      (1,838,951)   $      (1,043,478)   $      (15,805,037)


  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation                                          7,311                7,428                33,816
      Issuance of common stock for services               837,000              193,500             6,355,315
      Issuance of common stock for accrued
         bonus                                                 --                   --               750,000
      Interest expense from the issuance of
         common stock                                      35,012               27,392               544,280
      Accretion of debt issuance costs                    303,750               31,250               450,000


  Changes in assets and liabilities:
      Prepaid Expense                                        (446)                  --                  (446)
      Accounts payable and accrued expenses                72,779               34,262             1,109,700
      Accrued expenses - related party                    175,000              210,000               800,000
      Accrued settlement obligation                            --                  -                 650,000


         Net cash used in operating             ------------------   ------------------   ------------------
         activities                                      (408,548)            (539,646)           (5,112,372)


Cash flows used in Investing Activities:
  Payments to acquire fixed assets                         (4,195)             (10,504)              (47,369)
  Proceeds from Note Receivable                                --             (500,000)             (500,000)

                                                ------------------   ------------------   ------------------
      Net cash used in investing activities                (4,195)            (510,504)             (547,369)


Cash flows provided by Financing Activities:
  Proceeds from notes payable, short term debt            120,000            1,250,000             2,163,239
  Payment on notes payable, short term debt               (20,000)                                   (20,000)
  Proceeds from the sale of preferred stock                    --                   --               150,000
  Proceeds from the sale of common stock                  320,000               25,000             3,460,000
  Payments for loan fees                                       --              (50,000)              (50,000)
  Payments for financing costs                            (50,000)                  --               (50,000)


      Net cash provided by financing            ------------------   ------------------   ------------------
         activities                                       370,000            1,225,000             5,653,239


Net increase (decrease) in cash                           (42,743)             174,850                33,498
Cash, beginning of year                                    76,241              108,552                    --
                                                ------------------   ------------------   ------------------
Cash, end of year                               $          33,498    $         283,402    $           33,498
                                                ==================   ==================   ==================

Cash paid for:
  Interest                                      $          43,750    $          (3,472)   $          103,750
  Income Taxes                                  $              --    $              --    $               --

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  (CONTINUED)

                                                                                            From inception
                                                                                           March 1, 1997 to
                                                September 30, 2007   September 30, 2006   September 30, 2007
                                                ------------------   ------------------   ------------------
Supplemental schedule of non-cash Investing
  and Financing Activities:
  Common stock issued for financing costs       $              --    $         400,000    $          988,300
  Common stock issued for loan collateral       $              --    $         750,000    $          750,000
  Deferred construction costs, adjusted
     to fair value                              $         196,875    $                    $          393,750
  Conversion of preferred shares                $              --    $           1,000    $           12,600
  Common stock issued as acquisition deposit    $              --    $         450,000    $          750,000
  Common stock issued for services              $         837,000    $              --    $          837,000

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.     Basis of Presentation and Organization and
            Significant Accounting Policies

Basis of Presentation and Organization
--------------------------------------
The accompanying Condensed Consolidated Financial Statements of Voyager Entertainment International, Inc. and subsidiaries (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 2007, and the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Going Concern
-------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,838,951 and $1,043,478 for the nine months ended September 30, 2007 and 2006, and a working capital deficiency of $4,664,732 at September 30, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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


Note 2. Stockholder's Equity

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001, 50,000,000 shares of series A preferred stock with a par value of $0.001 and 10,000,000 shares of Series B Preferred Stock.

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

In August 2007, the Company issued 1,300,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $188,500 or $0.145.

In April 2007, the Company issued 89,438 shares of common stock for interest which was accrued at December 31, 2006 for $6,261 relating to our Diversified Lending Group, Inc. note.

In July 2007, the Company issued 2,000,000 shares of common stock as a result of shares purchased through a private placement offering for $200,000 or $0.10.

In July 2007, the Company issued 39,800 shares of common stock for the accrued $7,164 in interest accrued at June 30, 2007 for charges relating to the Diversified Lending Group, Inc. note.

In August 2007, the Company issued 1,200,000 shares of common stock as a result of shares purchased through a private placement offering for $120,000 or $0.01.

In August 2007, the Company issued 149,369 shares of common stock for interest which was for the accrued interest at September 30, 2007 for $21,587 relating to our Diversified Lending Group, Inc. note.

No preferred share transactions occurred as of September 30, 2007.

Note 3. Related Party Transactions and Acquisitions

Related Party Transactions
--------------------------

During the quarters ended September 30, 2007 and 2006, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC, for a total of $315,000 in each year. Synthetic Systems is jointly owned by their Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems LLC., office rent expenses of approximately $26,800 and $25,500 and furniture and equipment lease of $10,350 or $1,150 per month as of September 30, 2007 and 2006, respectively.

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

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.09 to $0.18. If at the time Western performs the services contracted and

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of September 30, 2007, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the period end closing price of our stock. The change in valuation was credited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of September 30, 2007, we have borrowed $100,000 from Western. The amount is unsecured, carries no interest and is due upon the demand of Western.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction 2,500,000 shares of common stock will be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares is accounted for as a fee for the nullification. The shares were valued at fair value of $0.15 per share for a total value of $375,000. As of the date of these financial statements, the Company and Western are in the process of cancelling the necessary shares under the March 30, 2007 agreement. At the date of this filing the shares have not been cancelled. We have expensed $375,000 as of September 30, 2007.

Note 4. Deferred Financing Costs

In March 2007, the Company began discussions with an external third party for financing arrangements. We have paid $50,000 toward services provided by the external third party and have accounted for this as short term deferred financing costs. We will net this expense against any financing proceeds received.

Note 5. Notes Payable

On May 10, 2007, the Company received a loan from CLC/Las Vegas, LLC, in the amount of $20,000. The terms of the loan called for one payment of all principal funded to date, interest and other amounts unpaid due and payable in full one month from the date of funds received by the Company. The loan bears interest at a rate of 10% per annum, calculated daily on the basis of a 360-day year. The loan was paid in full on August 10, 2007.

On September 5, 2006 the Company received a loan from Diversified Lending Group, Inc. ("DLG") a California registered mortgage banker, in the amount of $1,250,000. The Company is a joint tenant with Western Architectural in this debt which bears interest of 14% and is due within one year from the date of the note. As of September 30, 2007, Western Architectural paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months. The company exercised the option to extend the loan term six months for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension).

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 6. Subsequent Events

In October 2007, the Company issued 100,000 shares of common stock as a result of shares purchased through a private placement offering for $10,000 or $0.10.

In November 2007, the Company issued 500,000 shares of common stock for services rendered. These shares were valued at the fair value on the date of grant for total compensation of $50,000 or $0.1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Voyager Entertainment International, Inc.," the "Company," "we," "us," and "our" refer to Voyager Entertainment International, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of value of our deferred construction costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consist of the following:

                                                          September 30, 2007      September 30, 2006      $ Change      % Change

    Revenue                                              $                --     $                --    $         --         0%
    General and administrative expenses                              408,034                 358,319          49,715        14%
                                                         -----------------------------------------------------------------------
    Operating loss                                       $          (408,034)    $          (358,319)   $    (49,715)       14%

As of September 30, 2007, we have not constructed an Observation Wheel and therefore have not generated revenues. All costs for the three months of the third quarter of 2007 remained relatively consistent when compared to the three months ended September 30, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Results of operations consisted of the following:

                                                          September 30, 2007      September 30, 2006      $ Change      % Change
     Revenue                                             $                --     $                --    $         --         0%
     General and administrative expenses                           1,404,922                 918,173         486,749        53%
                                                         -----------------------------------------------------------------------
     Operating loss                                      $        (1,404,922)    $          (918,173)   $   (486,749)       53%

The increase in general and administrative expenses of 53% is due primarily to an increase in professional and consulting fees of $1,238,434 as of September 30, 2007 compared to $768,520 of September 30, 2006. Many of these services were paid through issuance of common stock of $837,000 as of September 30, 2007 compared to $193,500 as of September 30, 2006. The increase in common stock issued for services is a result of insufficient funds for payment of services and an increase in consulting services compared to prior periods. There was $20,798 of project costs as of September 30, 2007 compared to $32,993 as of September 30, 2006. Project costs are the expenses related to the materials used to attract investors. All other costs in the third quarter of 2007 remained relatively consistent when compared to September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the Observation Wheel in Las Vegas and the UAE over the next 6 to 18 months. However, we will also actively seek partnerships and locations for other Observation Wheels throughout the United States and other foreign countries.

                                                          September 30, 2007      September 30, 2006      $ Change      % Change
 Cash                                                    $            33,498     $            76,241    $    (42,743)      (56%)
 Accounts payable and accrued expenses                   $         1,115,437     $         1,042,660    $     72,777         7%
 Cash proceeds from the sale of common stock             $           320,000     $            50,000    $    270,000       540%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, issuance of stock for cash, and aging of our payables. As of September 30, 2007, we had total current liabilities of $4,748,676 compared to $4,400,899 as of December 31, 2006. The increase in total current liabilities is primarily due to an increase in Accounts Payable of approximately $16,000, Due to Related Parties $175,000, and Accrued Expenses of approximately $50,000. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion. We had no long term liabilities during any of these periods.

Cash decreased 56% as of September 30, 2007 due to payment of some of our payables throughout the first through third quarters of 2007.

We issued common stock of $320,000 for cash as of third quarter of 2007, which has allowed us to continue our efforts.

We had $33,498 cash on hand as of September 30, 2007 compared to $76,241 as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a -15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001, 50,000,000 shares of series A preferred stock with a par value of $0.001 and 10,000,000 shares of Series B Preferred Stock.

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

In August 2007, the Company issued 1,300,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $188,500 or $0.145.

In April 2007, the Company issued 89,438 shares of common stock for interest which was accrued at December 31, 2006 for $6,261 relating to our Diversified Lending Group, Inc. note.

In July 2007, the Company issued 2,000,000 shares of common stock as a result of shares purchased through a private placement offering for $200,000 or $0.10.

In July 2007, the Company issued 39,800 shares of common stock for the accrued $7,164 in interest accrued at June 30, 2007 for charges relating to the Diversified Lending Group, Inc. note.

In August 2007, the Company issued 1,200,000 shares of common stock as a result of shares purchased through a private placement offering for $120,000 or $0.01.

In August 2007, the Company issued 149,369 shares of common stock for interest which was for the accrued interest at September 30, 2007 for $21,587 relating to our Diversified Lending Group, Inc. note.

No preferred share transactions occurred as of September 30, 2007.

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

   Dated November 12, 2007

                                      By: /s/ Richard Hannigan
                                          -------------------------------------
                                               Richard Hannigan,
                                               President/Director




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                      By: /s/ Richard Hannigan, Sr.
                                          -------------------------------------
                                          Richard Hannigan, Sr.
                                          President/CEO/Director
                                          November 12, 2007


                                      By: /s/ Myong Hannigan
                                          -------------------------------------
                                          Myong Hannigan
                                          Secretary/Treasurer/Director
                                          November 12, 2007

                                      By: /s/ Tracy Jones
                                          -------------------------------------
                                          Tracy Jones
                                          COO/Director
                                          November 12, 2007