Form 10KSB
period 2007-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2008-04-15
CIK 1028394

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2007

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                       Commission file number: 00-333151

                   VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


             Nevada                                            45-0420093
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


 4483 West Reno Avenue, Las Vegas, Nevada                        89119
 ----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip code)

                   Issuer's Telephone Number: (702) 221-8070

           Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of April 7, 2008, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.032) was approximately $3,882,428.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 120,577,287 shares of common stock and 1,000,000 shares of Preferred Series B stock as confirmed by the Company's transfer agent on April 7, 2008.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           FOR THE FISCAL YEAR ENDED
                               December 31, 2007

                                            TABLE OF CONTENTS

                                                                            Page
PART I
Item 1.  Description of Business                                              3
Item 2.  Description of Property                                              8
Item 3.  Legal Proceedings                                                    8
Item 4.  Submission of Matters to a Vote of Security Holders                  8

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                 9
Item 6.  Management's Discussion and Analysis and Plan of Operation          10
Item 7.  Financial Statements                                               F-1
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                35
Item 8A. Controls and Procedures                                             35
Item 8B. Other Information                                                   35

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                   36
Item 10. Executive Compensation                                              38
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     39
Item 12. Certain Relationships and Related Transactions                      41
Item 13. Exhibits                                                            44
Item 14. Principal Accountant Fees and Services                              45

SIGNATURES AND CERTIFICATIONS                                                46

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward- looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10- KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

In this filing references to "Company," "we," "our," and/or "us," refers to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Voyager Entertainment International, Inc. (the "Company"), a North Dakota corporation formerly known as Dakota Imaging, Inc., was formed on January 31, 1991. The Company is in the entertainment development business with plans to develop the world's tallest Observation Wheel in the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year. The Company's wholly owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, and Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation. Voyager Ventures, Inc. has been a dormant company and was discontinued as of December 31, 2007. All organizational costs have been paid by the parent.

By written consent dated April 23, 2003, a majority of the Company's stockholders elected to reincorporate the Company in the State of Nevada, (pursuant to a reincorporation merger between the Company and its then wholly-owned subsidiary, Voyager Entertainment International, Inc. Nevada formed for the purpose of the reincorporation merger, and which constituent company survived the reincorporation merger). The reincorporation became effective on June 23, 2003. In connection with the reincorporation, the Company increased its authorized common stock, $0.001 par value, from 100,000,000 shares to 200,000,000 shares and its authorized Preferred Stock, $0.001 par value, from25,000,000 shares to 50,000,000 shares.

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

OUR BUSINESS

Our current business plan is to build multiple observation Ferris wheels ("Observation Wheels"). The Company is currently evaluating site locations in Las Vegas, Nevada where the Observation Wheel could be constructed by the Company. If the Company is unsuccessful in obtaining a site and negotiating terms acceptable to both Voyager and a prospective property owner for a Las Vegas location, the Company will be required to identify a location outside of Las Vegas. An observation wheel could be constructed by a competitor before Voyager's Observation Wheel could be built in Las Vegas, forcing our management to focus its efforts elsewhere for a significant amount of time. While there are several locations outside of Las Vegas which are currently proposed, there can be no guarantees that the Company will obtain financing or any definitive agreements for any other locations.

L.V. Voyager Project
--------------------
For the past 7 years, through its subsidiaries, the Company has extensively planned and/or evaluated the available locations at both the North and South ends of the Las Vegas Strip as well as other off-strip locations in Las Vegas, Nevada for the construction of the L.V. Voyager Project.

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

The L.V. Voyager Project will be owned by the Company; however, it will be designed, developed, built and operated by Voyager Entertainment Holdings, Inc., ("VEHI"), a wholly owned subsidiary of the Company. VEHI will manage the project pursuant to a performance-based contract between the Company and VEHI (and an as-yet unidentified partner of the Company). All covenants, restrictions and protocols will be detailed in the performance-based contract.

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

The L.V. Voyager Project is fundamentally an entertainment attraction, and it's operational and maintenance requirements are very similar to those found in the theme park industry. In addition, Las Vegas is a unique marketplace, and each visitor, when placed in the environment, is also unique. The ability to understand each visitor, and successfully attract customers to the L.V. Voyager Project will come as a result of clearly understanding the marketing strategies of the gaming industry. VEHI intends to employ highly skilled individuals from the theme park industry and combine their specialized skills with those from the gaming industry.

Other "Observation Wheels"
--------------------------
On March 17, 2005, the Company signed a joint venture agreement with Allied Investment House, Inc. to build a 600ft Observation Wheel in the United Arab Emirates ("UAE"). According to the Agreement, Allied Investment House, Inc. will provide 100% of the financing of an Observation Wheel in the UAE.

The current focus is to find a suitable location. Due to the continuing dynamic changes to the economic environment in the UAE, the Company may take advantage of any financing arrangements with other prospective partners which may be more favorable than the arrangement with Allied.

As of the date of this filing, an adequate site for the Observation Wheel has not been determined. At this time there have been no funds raised for this project.

MARKET OVERVIEW

Management believes that, in the foreseeable future, cash generated from operations will be inadequate to support full marketing roll out and ongoing product development, and we will thus be forced to rely on additional debt and/or equity financing. Management believes it can identify sources and obtain adequate amounts of such financing. We intend to enter into a cooperative arrangement with distributors or vendors, whereby we will receive marketing and sales benefits from the professional staff of such distributors or vendors. To date, we have not established any such arrangements. In the event we are unsuccessful in generating equity capital, the Company will be unable to continue with product development and/or marketing. The lack of equity capital may in turn cause the Company to become insolvent.

COMPETITION

We compete with numerous other hospitality and entertainment companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected. Other competitors could announce and build an observation wheel that is better financed. If this occurs it would make it very difficult for the Company to have a successful project within the same city.

There have been other companies that have announced to the public plans to build an observation wheel in Las Vegas. If any of these companies are successful it would diminish the possibility of the Company obtaining financing or acquiring a proper location. At this time there have been no other companies successful at obtaining locations on or off the Las Vegas Strip.

We have a limited operating history, which could make it difficult to evaluate our business.

RAW MATERIALS AND SUPPLIES

Currently, the Company is a development stage corporation. Until production planning for the Observation Wheel begins, we have no raw materials or principal suppliers.

DEPENDENCE ON MAJOR CUSTOMERS

The Company is not currently dependent on one or a few major customers.

PATENTS, TRADEMARKS, LICENSES

Currently there are no patents, trademarks or copyrights filed on behalf of the Company protecting the current design of the Observation Wheel.

GOVERNMENT APPROVAL

We currently do not have a site for the Observation Wheel. However, when a proper site is obtained, the Company will be required to obtain proper permitting and government approvals unless that site is currently approved for the construction of an Observation Wheel. There can be no guarantees that the Company will be successful in securing a suitable site or the appropriate approvals needed.

EFFECT OF EXISTING OR PROBABLY GOVERNMENTAL REGULATIONS

The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

Aside from required compliance with federal and state securities laws, regulations and rules, and federal, state and local tax laws, regulations and rules, the Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

RESEARCH AND DEVELOPMENT

We are not the traditional Company that has the standard research and development expenses. As a result, most of our research and development expenses consist of presentation materials and architectural designs. Upon funding of the project the initial expense will be engineering and architectural.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

The Company is not currently required to comply with any environmental laws.

EMPLOYEES

As of December 31, 2007, we only had Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director, and Myong Hannigan, Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hannigan, Mr. Jones or our inability to attract and retain other qualified employees could have a material adverse effect on us.

RISK FACTORS

Operations
----------
We have yet to establish any history of profitable operations. Although some of our affiliates have been engaged in the acquisition and administration of various industries for several years, we have a limited operating history. As a result, we may not be able to successfully achieve profitability. The likelihood of our success must be considered in light of the problems, expenses and complications frequently encountered in connection with the development of a project this size and the competitive environment in which we operate.

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

Stock
-----
We must comply with penny stock regulations which could affect the liquidity and price of our stock.

The Securities and Exchange Commission ("SEC")has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Financial Industry Regulatory Authority ("FINRA"), provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

We may in the future issue additional shares of our common stock which would reduce investors' percentage ownership and may dilute our share value.

Our articles of incorporation authorize the issuance of 200,000,000 shares of common stock. As of April 7, 2008, we have 120,572,287 shares of our common stock issued and outstanding. We are also authorized to issue 50,000,000 shares of Series A Preferred Stock at par value $.001 with no face value, convertible to common stock at 10 to 1 and 10,000,000 shares of Preferred B Stock face value of $.10 convertible to Common Stock at 2 to 1 of which there are 1,000,000 shares of our Series B Preferred Stock outstanding. The future issuance of all or part of our remaining authorized common stock, Preferred Stock or any combination of either, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are a development stage Company and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

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

Although our common stock is listed on FINRA, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

Operating in Foreign Countries
------------------------------
Currently we have a signed definitive agreement to build a Voyager Project in the UAE. Operating in a foreign country provides additional risks such as, permitting and licensing can be more difficult to obtain, obtaining personnel for the daily operations could present significant challenges, and if the local government were to become unstable our results could be severely affected.

Acts of Terrorism
-----------------
Because the Voyager Project will depend upon tourism, if there is a terrorist attack in the city or country where the project will be located, the anticipated results could be dramatically affected.

Sarbanes-Oxley Act
------------------
We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.


We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor's report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

Going Concern
-------------
The Company has limited operations and is still in the development stage. The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the L.V. Project as well as other projects and continually seek funding opportunities.

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

REPORTS TO SECURITY HOLDERS

The Company is required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities and Exchange Commission ("SEC") on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 150 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease 2,100 square feet of office space in Las Vegas, Nevada from Synthetic Systems, LLC, of which our President is the owner. We lease the office space at cost with no mark up for $3,035 per month on a month-to-month basis. We believe that the property leased from Synthetic Systems, LLC, is in reasonably good condition and is suitable for our current and anticipated needs for the near future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA"), under the symbol "VEII". The following table sets forth the trading history of the Common Stock for each quarter of fiscal years ended December 31, 2007 and 2006, as reported by smallcapcenter.com. The quotations reflect inter- dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.


                                                   High     Low
                                                  ---------------
               2007
               ----
                       First Quarter               0.35     0.03
                       Second Quarter              0.18     0.09
                       Third Quarter               0.26     0.10
                       Fourth Quarter              0.16     0.05


               2006
               ----
                       First Quarter               0.24     0.09
                       Second Quarter              0.21      0.1
                       Third Quarter               0.16     0.08
                       Fourth Quarter              0.11     0.04

HOLDERS OF COMMON STOCK

As of April 7, 2008, we had approximately 89 stockholders of record (not including shares held by brokers or in street name), of the 120,577,287 shares of common stock outstanding. The closing bid stock price on April 7, 2008 was $0.05.

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

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

In October 2007, the Company sold 100,000 shares of common stock for $10,000 or $0.10.

In November 2007, the Company issued 500,000 shares of common stock for services rendered. These shares were valued at the fair value on the date of grant for total compensation of $50,000 or $0.10.

In December 2007, the Company sold 1,450,000 shares of common stock for $60,000 or $0.04.

In December 2007, the Company issued 200,000 shares of common stock for services rendered. These shares were valued at the fair value on based on an agreed upon contract for total compensation of $20,000 or $0.10.

In December 2007, the Company issued 105,775 shares of common stock for interest which was for the accrued interest at September 30, 2007 for $14,809 relating to our Diversified Lending Group, Inc. note.

ITEM 6. MANAGEMENTS' DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Our Management, Discussion and Analysis ("MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

o Executive Summary, Overview and Development of our Business. These sections provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

o Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

o Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2007.

EXECUTIVE SUMMARY

Voyager Entertainment International, Inc., formerly named Dakota Imaging, Inc., was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002, the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada Corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures' outstanding common stock. Pursuant to the terms of the merger, DSC merged with and into Ventures and ceased to exist, and Ventures became a wholly-owned subsidiary of the Company.

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

Voyager Ventures, Inc. has been a dormant company since 2002 and was discontinued as of December 31, 2007.

Plan of Operations
------------------
During the next 12 months, we are continuing our efforts on the development of the Observation Wheel in Las Vegas, Nevada; however, actual production will not commence until we have sufficient capital for construction and marketing. As of the year ending December 31, 2007, the Company did not have enough cash on hand to continue operations through the next year. However, from time -to-time the officers of the Company loan funds to provide for operations. There can be no guarantees that the Company's officers and directors will continue to loan funds to the Company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations.

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

Our primary costs consist mainly of professional and consulting, legal and accounting fees along with those fees paid to related parties, rent expenses and printing expenses. As the project is being developed we are incurring additional architectural and travel related fees. If this project is successful there will be a significant increase in expenses for all aspects of the construction process to include an additional office set up, additional employees and continual travel.

We plan to focus primarily on the development of the Observation Wheel in Las Vegas over the next 12 months. Other than presentation materials, if a suitable site is acquired and selected, the primary focus will be on completing engineering and starting the construction of an Observation Wheel.

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

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant imp act on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the accounting for stock based compensation.

Stock Based Compensation
------------------------
On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended).

We use the fair value method for equity instruments granted to employees and non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

RESULTS OF OPERATIONS

Years Ended December 31, 2007 and December 31, 2006.

                                         December 31, 2007  December 31, 2006      $ Change      % Change
Revenue                                   $            -     $             -     $          -        0%
General and administrative expenses            2,015,286           1,578,779          436,507       28%
                                        -------------------------------------------------------------------
Operating loss                            $   (2,015,286)    $    (1,578,779)    $   (436,507)      28%

Revenues
--------
We did not have any revenues for the fiscal years ending December 31, 2007 and 2006. There was no change in revenues from the year ending 2007 versus 2006 because we are still in the development stage and revenues will not be generated until operations of an Observation Wheel begin.

Blue Prints/Projects Costs
--------------------------
Blue Prints/Project Costs for the year ended December 31, 2007 were $25,638 which is $20,481 less than the $46,119 of project costs incurred for the year ended December 31, 2006. Project costs are the expenses related to the materials used to attract investors. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. The decrease in 2007 was due to an increase in investors and a decrease in the need to print additional promotion materials . Our total project costs since inception are $163,936.

Operating Expenses
------------------
We had operating expenses of $2,015,286 for the year ended December 31, 2007 versus operating expenses of $1,578,779 for the year ended December 31, 2006 which primarily consisted of office rental expenses, legal and accounting fees and professional expenses. There was an increase in our operating expenses for the year ending December 31, 2007 of $436,507. The increase in operating expenses for the year ending December 31, 2007 was primarily due the canceled business combination with Western Architectural Services, LLC ("Western") where we expensed a one time charge of $375,000 as an acquisition nullification fee that was paid with 3,750,000 shares of common stock. We did not incur any settlement expenses in 2007. If the Company receives funding for the L.V. Project, we expect these fees to increase substantially, including support for employees that will be required.

Professional and Consulting Fees
--------------------------------
We paid professional and consulting fees of $1,430,364 for the year ending December 31, 2007 versus $1,377,970 for the year ending December 31, 2006 that attributed to an increase of $52,394 or 3.8%.

Our primary expense is the issuance of common stock to consultants for services. In 2007 we issued shares for services of $532,000 versus $286,500 in 2006. In 2007 we issued more shares to consultants for services than in 2006 as a result of insufficient funds for payment of services. Consulting services rendered during the year ending December 31, 2007, consisted primarily of real estate acquisition and budgeting services related to the Observation Wheel. We also incurred fees relating to the compliance of the Sarbanes-Oxley Act of 2002.

Additionally, we have expensed professional fees to Synthetic Systems totaling $420,000. There is currently an accrued unpaid balance of $1,250,000 consisting of both professional fees and bonuses . Synthetic Systems is jointly controlled by our Chief Executive Officer and Secretary. The charge from Synthetic Systems in 2007 equaled the 2006 charge, $420,000 in each year.

Settlement and Nullification Fee Expense
----------------------------------------
In 2007, in association with the canceled business combination with Western we expensed a one time charge of $375,000 as an acquisition nullification fee that was paid with 3,750,000 shares of common stock. We did not incur any settlement expenses in 2007

Interest Expense
----------------
Our interest expense for the year ending December 31, 2007 was $545,647 versus $309,056 for the year ending December 31, 2006, resulting in an increase in interest expense of $236,591. The increase was attributable to a full twelve months of interest being paid on the Diversified Lending note of $1,250,000 bearing an interest rate of 14% per annum. Additionally, the note contained an anti-dilution provision. The stock issued in accordance with the agreement was accounted for as interest expense of $49,820 for the year ending December 31, 2007. Amortized loan costs of $303,750 contributed to the increase in interest expense for the year ending December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Years Ended December 31, 2007 and December 31, 2006.

                                             December 31, 2007   December 31, 2006      $ Change      % Change
Cash                                          $       42,076      $        76,241     $    (34,165)      (45)%
Accounts payable and accrued expenses         $    2,377,504      $     1,667,660     $    709,844        43%
Cash proceeds from the sale of common stock   $      390,000      $        50,000     $    340,000       680%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, issuance of stock for cash, and aging of our payables. As of December 31, 2007, we had total current liabilities of $5,235,744 compared to $4,400,899 as of December 31, 2006. The increase in total current liabilities is primarily due to an increase in Accounts Payable of approximately $25,000, Due to Related Parties $625,000, and Accrued Expenses of approximately $59,000. Additionally, we received $125,000 in related party loans. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion.

Cash decreased 45% as of December 31, 2007 due to the payment of some of our payables throughout 2007.

We issued common stock of $390,000 for cash as of December 31, 2007, which has allowed us to continue our efforts.

We had $42,076 cash on hand as of December 31, 2007 compared to $76,241 as of December 31, 2006. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. There is no assurance we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

Diversified Lending
-------------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western in this debt which bears interest of 14% and is due within one year from the date of the note. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). As of March 31, 2008, management is negotiating with the note holder to extend the terms of the note.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock valued at $400,000, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2007 and 2006, respectively, our loan fees paid with common stock have been fully expensed and our loan collateral paid with common stock was $750,000 at both period end dates.

At December 31, 2006, we accrued an additional $6,260 of interest relating to the year end dilution calculation which resulted in us issuing an additional 89,438 shares in the first quarter of 2007. At December 31, 2007, we accrued an additional $6,125 of interest relating to the year end dilution calculation. As a result, 94,231 additional shares will be issued upon the publication of the financial statements.

As the loan collateral, loan fees and anti-dilution components of the agreement (as described above) are dominated in Company's common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the President of Western Architectural Services, LLC.

ITEM 7. FINANCIAL STATEMENTS

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2007
                               DECEMBER 31, 2006

                                    CONTENTS

                                                                         Page
   REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   ON THE CONSOLIDATED FINANCIAL STATEMENTS                               F-2

   CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets                                            F-3
   Consolidated Statements of Operations                                  F-4
   Consolidated Statement of Stockholders' Deficit                        F-5
   Consolidated Statements of Cash Flows                                  F-9

   Notes to Consolidated Financial Statements                            F-10

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Voyager Entertainment International, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Voyager Entertainment International, Inc. and subsidiaries as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and from Inception (March 1, 1997) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Voyager Entertainment International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended from Inception (March 1, 1997) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

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




/s/ De Joya Griffith & Company, LLC
Henderson, Nevada


April 7, 2008

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                      December 31, 2007        December 31, 2006
                                                                      -----------------         ----------------
ASSETS
CURRENT ASSETS
  Cash                                                                $          42,076        $          76,241
  Prepaids                                                                        1,793                        -
  Deferred financing costs                                                       50,000                        -
  Advances - related party                                                      500,000                  500,000
  Loan origination costs, net of amortization of
      $33,750 and $16,250, respectively                                               -                   33,750
                                                                      -----------------         ----------------
      Total current assets                                                      593,870                  609,991


FIXED ASSETS, net of accumulated depreciation of
      $36,211 and $26,505, respectively                                          10,636                   16,147
                                                                      -----------------         ----------------

                Total assets                                          $         604,505         $        626,138
                                                                      =================         ================


LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $       1,127,508         $      1,042,660
  Accrued expenses - related party                                            1,250,000                  625,000
  Note payable                                                                1,855,000                1,855,000
  Due to related parties                                                        125,000                        -
  Loans and settlement payable                                                  878,239                  878,239
                                                                      -----------------         ----------------
      Total current liabilities                                               5,235,747                4,400,899
                                                                      -----------------         ----------------

                Total liabilities                                             5,235,747                4,400,899


COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock: $.001 par value; authorized 50,000,000 shares
      Series A - 1,500,000 designated, none outstanding                               -                        -
      Series B - 10,000,000 designated, 1,000,000 outstanding                     1,000                    1,000
  Common stock: $.001 par value; authorized 200,000,000 shares;
     issued and outstanding:123,577,287 and 113,842,905 respectively            123,577                  113,844
  Additional paid-in capital                                                 12,991,376               12,043,353
  Deferred construction costs paid with common stock                           (182,813)                (196,875)
  Loan collateral paid with common stock                                       (750,000)                (750,000)
  Receivable for return of stock related to canceled acquisition               (375,000)                (750,000)
  Loan fees paid with common stock, net of accretion of
      $270,000 and $130,000, respectively                                             -                 (270,000)
  Accumulated deficit during the development stage                          (16,439,382)             (13,966,083)
                                                                      -----------------         ----------------

      Total stockholders' deficit                                            (4,631,242)              (3,774,761)
                                                                      -----------------         ----------------

                Total liabilities and
                stockholders' deficit                                 $         604,505         $        626,138
                                                                      =================         ================

             The accompanying notes form an integral part of these
                       consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      From inception
                                                                                     March 1, 1997) to
                                           December 31, 2007    December 31, 2006    December 31, 2007
                                           -----------------    -----------------    ----------------
Revenues                                    $              -     $             -      $             -

Operating Expenses:
   Professional and consulting fees                1,430,364           1,377,970           12,090,085
   Project costs                                      25,638              46,119              163,936
   Depreciation                                        9,706              10,143               36,211
   Settlement and nullification
    expense                                          375,000                   -            1,025,000
   Other expense                                     174,578             144,547            1,030,105
                                            ----------------     ----------------     ---------------
                                                   2,015,286           1,578,779           14,345,337

Operating loss                                    (2,015,286)         (1,578,779)         (14,345,337)

Other income (expense):
   Interest income                                    87,636                1,141              88,777
   Interest expense                                 (545,647)            (309,056)         (2,182,822)
                                            ----------------     ----------------     ---------------
                                                    (458,011)            (307,915)         (2,094,045)

Net Loss                                          (2,473,297)          (1,886,694)        (16,439,382)


Preferred stock dividends                                  -                    -            (130,000)
                                            ----------------     ----------------     ---------------
Net loss allocable to common stockholders   $     (2,473,297)    $     (1,886,694)    $   (16,569,382)
                                            ================     ================     ===============

Net loss per common share - basic and
   diluted                                  $          (0.02)    $          (0.02)
                                            ================     ================

Weighted average number of common
   shares outstanding                            117,768,874           89,541,635
                                            ================     ================

             The accompanying notes form an integral part of these
                       consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              FROM INCEPTION (MARCH 1, 1997) TO DECEMBER 31, 2007

                                                                                                 Additional    Deferred
                                            Preferred          Preferred                           paid-in   construction
                                          Stock Series A    Stock Series B    Common stock         capital      costs
                                          ---------------   --------------- ------------------- ------------- ----------
                                          Shares  Amount    Shares   Amount Shares      Amount
                                          ------  ------    ------   ------ ------      ------
Balance at inception - March 1, 2000
 (as restated for reorganization)             --  $   --        -- $     -- 15,000,000  $15,000        20,000          --

Net loss for the year ended
  December 31, 2001                           --      --        --       --        --       --             --          --
                                          ------  ------    ------   ------ ----------  -------   -----------   ---------
Balance at December 31, 2001                  --      --        --       -- 15,000,000  15,000         20,000          --

Issuance of stock for cash and
  services (pre-merger)                2,160,000    2,160       --       --        --       --         25,840          --

Conversion of preferred stock
 to common stock                       (660,000)    (660)       --       --  6,600,000   6,600        (5,940)          --

Acquisition of net assets of Dakota         --        --        --       -- 11,615,000  11,615       (11,615)          --

Issuance of common stock for cash -
  February 15, 2002                         --        --        --       --    800,000     800        399,200          --

Issuance of common stock for services -
  April 2002                                --        --        --       --    200,000     200        399,800          --

Issuance of common stock for
  Architectural agreement - May 2002        --        --        --       --  2,812,500   2,813     18,138,722 (18,141,535)

Issuance of common stock for cash -
  June 2002                                 --        --        --       --     50,000      50        149,950           --

Issuance of common stock for
  Architectural agreement - October 2002    --        --        --       --   600,000      600        162,000    (162,000)

Issuance of common stock for
 financing costs - November 2002            --        --        --       --   650,000      650        162,500           --

Issuance of stock for services -
  October 2002                              --        --        --       --   325,000      325         74,750           --

Net loss for the year ended
  December 31, 2002                         --        --        --       --        --       --             --           --
                                      ---------  -------    ------   ------ ----------  ------     ----------  -----------
Balance at December 31, 2002          1,500,000    1,500        --       -- 38,652,500  38,653     19,515,207 (18,304,135)

Issuance of common stock for
 financing costs - June 2003                --        --        --       --  2,600,000   2,600        309,400           --

Issuance of preferred stock for cash
 June 2003                                  --        -- 1,000,000    1,000        --       --         99,000           --

Issuance of preferred stock for cash
  August 2003                               --        --   500,000      500        --       --         49,500           --

Issuance of common stock for cash
  September 2003                            --        --        --       --   769,222      769        99,231            --

BCF associated with preferred stock         --        --        --       --        --       --        130,000           --

Amortization of beneficial conversion
  feature in a manner similar to
 preferred stock dividends                  --        --        --       --        --       --     (130,000)            --

Issuance of common stock for services
 September 2003                             --        --        --       --    625,000     625         99,375           --

                                                                                  Deficit
                                                                                accumulated
                                                                                during the          Total
                                         Acquisition   Loan      Loan   Stock   development     stockholders'
                                           Deposit   collateral   Fee   Payable     stage          deficit
                                         ----------  ----------  -----  ------- -------------   -------------

Balance at inception - March 1, 2000
 (as restated for reorganization)                --         --      --      --    $  (87,193)      (52,193)

Net loss for the year ended
  December 31, 2001                              --         --      --      --       (101,432)     (101,432)
                                          ---------- ---------   -----  -------     ---------- -------------
Balance at December 31, 2001                     --         --      --      --       (188,625)     (153,625)

Issuance of stock for cash and
  services (pre-merger)                          --         --      --      --              --        28,000

Conversion of preferred stock
 to common stock                                 --         --      --      --              --            --

Acquisition of net assets of Dakota              --         --      --      --              --            --

Issuance of common stock for cash -
  February 15, 2002                              --         --      --      --              --       400,000

Issuance of common stock for services -
  April 2002                                     --         --      --      --              --       400,000

Issuance of common stock for
  Architectural agreement - May 2002             --         --      --      --              --            --

Issuance of common stock for cash -
  June 2002                                      --         --      --      --              --       150,000

Issuance of common stock for
  Architectural agreement - October 2002         --         --      --      --              --            --

Issuance of common stock for
 financing costs - November 2002                 --         --      --      --              --       163,150

Issuance of stock for services -
  October 2002                                   --         --      --      --              --        75,075

Net loss for the year ended
  December 31, 2002                              --         --      --      --     (1,754,327)   (1,754,327)
                                          --------- ---------    -----  -------    -----------   -----------
Balance at December 31, 2002                     --         --      --      --     (1,942,952)     (691,727)

Issuance of common stock for
 financing costs - June 2003                     --         --      --      --              --       312,000

Issuance of preferred stock for cash
 June 2003                                       --         --      --      --              --       100,000

Issuance of preferred stock for cash
  August 2003                                    --         --      --      --              --        50,000

Issuance of common stock for cash
  September 2003                                 --         --      --      --              --       100,000

BCF associated with preferred stock              --         --      --      --              --       130,000

Amortization of beneficial conversion
  feature in a manner similar to
 preferred stock dividends                       --         --      --      --              --     (130,000)

Issuance of common stock for services
 September 2003                                  --         --      --      --              --       100,000

                                F-5 (continued)


                                                                                                Additional    Deferred
                                           Preferred          Preferred                           paid-in   construction
                                          Stock Series A    Stock Series B    Common stock        capital      costs
                                          ---------------   --------------- ------------------- ------------- ----------
                                          Shares  Amount    Shares   Amount Shares      Amount
                                          ------  ------    ------   ------ ------      ------

Issuance of common stock for cash
  December 2003                              --      --         --     --   2,307,692   2,308      297,692           --

Issuance of common stock for cash -
  December 2003                              --      --         --     --   1,538,461   1,538      198,462           --

Issuance of common stock for cash -
  December 2003                              --      --         --     --   1,538,461   1,538      198,462           --

Issuance of common stock for cash -
  December 2003                              --      --         --     --    192,308      192       24,808           --

Issuance of common stock for cash -
  December 2003                              --      --         --     --     384,616     385       49,615           --

Issuance of preferred stock for
 service RP - December 2003                  --      --(2,500,000) (2,500)        --       --    2,347,500           --

Issuance of common stock for services -
  December 2003                              --      --         --     --   1,163,000   1,163      847,827           --

Net loss for the year ended 12/31/03         --      --         --     --         --       --           --           --
                                      --------- ------- ---------   ------ ---------- ------- ------------ -------------
 Balance at December 31, 2003         1,500,000 $ 1,500 4,000,000   $4,000 49,771,260 $49,771 $ 24,136,079 $(18,304,135)
                                      ========= ======= =========   ====== ========== ======= ============ =============
Issuance of common stock for cash
  January 2004                               --      --         --     --    192,307      192       24,808           --

Issuance of common stock for cash
  February 2004                              --      --         --     --     384,614     385       49,615           --

Issuance of common stock for cash
  February 2004                              --      --         --     --    250,000      250       99,750           --

Issuance of common stock for cash
  February 2004                              --      --         --     --     500,000     500      199,500           --

Issuance of common stock for services
  February 2004                              --      --         --     --    425,000      425      318,325           --

Issuance of common stock for services
  February 2004                              --      --         --     --    150,000      150      119,850           --

Issuance of common stock for services
 February 2004                               --      --         --     --     150,000     150     119,850            --

Conversion of preferred stock to
  common stock March 2004             (500,000)   (500)         --     --   5,000,000   5,000      (4,500)           --

Conversion of preferred stock to
  common stock March 2004             (500,000)   (500)         --     --   5,000,000   5,000      (4,500)           --

Issuance of common stock for cash
  March 2004                                 --      --         --     --    384,614      385       49,615           --

Issuance of common stock for services
 June 2004                                   --      --         --     --    650,000      650      322,350           --

Issuance of common stock for cash
  September 2004                             --      --         --     --     333,333     333       49,667           --

Issuance of common stock for cash
  October 2004                               --      --         --     --   1,000,000   1,000      149,000           --

Issuance of common stock for services
  October 2004                               --      --         --     --    500,000      500       54,500           --

Net loss for the year ended
  December 31, 2004                          --      --         --     --         --       --           --           --
                                      --------- ------- ---------   ------ ---------- -------  ----------- -------------

Balance at December 31, 2004            500,000 $  500  4,000,000   $4,000 64,691,128 $64,691  $25,683,909 $(18,304,135)
                                      ========= ======= =========   ====== ========== =======  =========== =============

Issuance of common stock for services
  January 2005                               --      --         --     --    500,000      500       74,500           --

Issuance of common stock for cash
  February 2005                              --      --         --     --    500,000      500       99,500           --

                                                                                   Deficit
                                                                                 accumulated
                                                                                 during the       Total
                                         Acquisition    Loan      Loan    Stock  development   stockholders'
                                           Deposit    collateral  Fee    Payable    stage        deficit
                                          ----------  ----------  -----  ------- ------------- -------------


Issuance of common stock for cash
  December 2003                                --         --      --       --            --      300,000

Issuance of common stock for cash -
  December 2003                                --         --      --       --            --      200,000

Issuance of common stock for cash -
  December 2003                                --         --      --       --            --      200,000

Issuance of common stock for cash -
  December 2003                                --         --      --       --            --       25,000

Issuance of common stock for cash -
  December 2003                                --         --      --       --            --        50,000

Issuance of preferred stock for
 service RP - December 2003                    --         --      --       --            --     2,350,000

Issuance of common stock for services -
  December 2003                                --         --      --       --    (5,943,895)  (5,943,895)

Net loss for the year ended 12/31/03           --         --      --       --            --           --
                                         --------- ---------- ------    ------  ------------  -----------
 Balance at December 31, 2003            $     -- $       --      --    $  --   $(7,886,847)  (1,999,632)
                                         ========= ========== ======    ======  ============  ===========
Issuance of common stock for cash
  January 2004                                 --         --      --       --            --       25,000

Issuance of common stock for cash
  February 2004                                --         --      --       --            --       50,000

Issuance of common stock for cash
  February 2004                                --         --      --       --            --      100,000

Issuance of common stock for cash
  February 2004                                --         --      --       --            --      200,000

Issuance of common stock for services
  February 2004                                --         --      --       --            --      318,750

Issuance of common stock for services
  February 2004                                --         --      --       --            --      120,000

Issuance of common stock for services
 February 2004                                 --         --       --      --            --      120,000

Conversion of preferred stock to
  common stock March 2004                      --         --       --      --            --           --

Conversion of preferred stock to
  common stock March 2004                      --         --       --      --            --           --

Issuance of common stock for cash
  March 2004                                   --         --       --      --            --        50,000

Issuance of common stock for services
 June 2004                                     --         --       --      --            --       323,000

Issuance of common stock for cash
  September 2004                               --         --       --      --            --        50,000

Issuance of common stock for cash
  October 2004                                 --         --       --      --            --       150,000

Issuance of common stock for services
  October 2004                                 --         --       --      --            --        55,000

Net loss for the year ended
  December 31, 2004                            --         --       --      --     (2,455,886)  (2,455,866)
                                         --------- ----------  ------  -------  ------------- ------------

Balance at December 31, 2004             $     -- $       --       --  $   --   $(10,342,731)  (2,893,766)
                                         ========= ==========  ======  =======  ============= ============

Issuance of common stock for services
  January 2005                                 --         --       --      --             --        75,000

Issuance of common stock for cash
  February 2005                                --         --       --      --             --       100,000

                                F-6 (continued)


                                                                                                Additional    Deferred
                                           Preferred          Preferred                           paid-in   construction
                                          Stock Series A    Stock Series B    Common stock        capital      costs
                                          ---------------   --------------- ------------------- ------------- ----------
                                          Shares  Amount    Shares   Amount Shares      Amount
                                          ------  ------    ------   ------ ------      ------

Issuance of common stock for services
  March 2005                                --      --         --     --     500,000     500      159,500            --

Issuance of common stock for cash
  March 2005                                --      --         --     --     375,000     375        74,625           --

Issuance of common stock for cash
  June 2005                                 --      --         --     --     666,667     667        99,333           --

Issuance of common stock for cash
 June 2005                                  --      --         --     --    2,000,000   2000      298,000            --

Issuance of common stock for cash
 July 2005                                  --      --         --     --      200,000    200        69,800           --

Issuance of common stock for cash
 July 2005                                  --      --         --     --      666,667    667        99,333           --

Issuance of common stock for cash
 July 2005                                  --      --         --     --     166,666     166       24,834            --

Conversion of preferred stock to common
  Stock August 2005                         --      --(2,500,000) (2,500)  5,000,000   5,000      (2,500)            --

Issuance of common stock for cash
 September 2005                             --      --          --    --     100,000     100        32,900           --

Issuance of common stock for cash
 September 2005                             --      --          --    --     500,000     500      164,500            --

Issuance of common stock for cash
  November 2005                             --      --          --    --     333,333     333       49,667            --

Issuance of common stock for cash
 November 2005                              --      --          --    --     800,000     800      119,200            --

Issuance of common stock for cash
 November 2005                              --      --          --    --     666,667     667        99,333           --

Issuance of common stock for cash
  December 2005                             --      --          --    --     166,667     167        24,833           --

Net loss for the year ended
  December 31, 2005                         --      --          --    --           --     --           --            --
                                      --------- ------- ---------  ------ ----------- ------- ------------ ------------

Balance at December 31, 2005            500,000 $  500  1,500,000 $1,500 $77,832,795  $77,833 $ 27,171,267 $(18,304,135)
                                      ========= ======= =========  ====== =========== ======= ============ =============
Issuance of common stock for cash
 February 2006                              --      --          --    --      166,667    167        24,833           --

Conversion of preferred series B stock
To common stock April 2006                  --      --  (500,000)   (500)   1,000,000  1,000         (500)           --

Issuance of common stock for Services
April 2006                                  --      --          --    --      950,000    950      141,550            --

Issuance of common stock for Acquisition
 Deposit April 2006                         --      --          --    --    3,000,000  3,000      447,000            --

Issuance of common Stock for services
 May 2006                                   --      --          --    --      100,000    100        15,900           --

Issuance of common stock for services
 June 2006                                  --      --          --    --     250,000     250        34,750           --

Conversion of Preferred Series A
To common Stock July 2006             (500,000)   (500)         --    --    5,000,000  5,000      (4,500)            --

Issuance of common stock for loan
August 2006                                 --      --          --    --    4,000,000  4,000      396,000            --

Issuance of common Stock for collateral
August 2006                                 --      --          --    --    7,500,000  7,500      742,500            --

Issuance of common stock for services
November 2006                               --      --          --    --    9,812,500  9,813      740,188            --

Issuance of common stock as deposit
 For acquisition November 2006              --      --          --    --    2,000,000  2,000      298,000            --

                                                                                    Deficit
                                                                                  accumulated
                                                                                  during the       Total
                                          Acquisition   Loan       Loan  Stock    development   stockholders'
                                            Deposit   collateral   Fee   Payable     stage        deficit
                                           ----------  ----------  -----  ------- ------------- -------------


Issuance of common stock for services
  March 2005                                    --         --        --       --            --      160,000

Issuance of common stock for cash
  March 2005                                    --         --        --       --            --       75,000

Issuance of common stock for cash
  June 2005                                     --         --        --       --            --      100,000

Issuance of common stock for cash
 June 2005                                      --         --        --       --            --      300,000

Issuance of common stock for cash
 July 2005                                      --         --        --       --            --       70,000

Issuance of common stock for cash
 July 2005                                      --         --        --       --            --      100,000

Issuance of common stock for cash
 July 2005                                      --         --        --       --            --       25,000

Conversion of preferred stock to common
  Stock August 2005                             --         --        --       --            --           --

Issuance of common stock for cash
 September 2005                                 --         --        --       --            --       33,000

Issuance of common stock for cash
 September 2005                                 --         --        --       --            --      165,000

Issuance of common stock for cash
  November 2005                                 --         --        --       --            --       50,000

Issuance of common stock for cash
 November 2005                                  --         --        --       --            --      120,000

Issuance of common stock for cash
 November 2005                                  --         --        --       --            --      100,000

Issuance of common stock for cash
  December 2005                                 --         --        --       --            --       25,000

Net loss for the year ended
  December 31, 2005                             --         --        --       --    (1,736,658)  (1,736,658)
                                          --------  ---------   ------  --------  ------------- ------------

Balance at December 31, 2005              $     -- $       --        -- $     --  $(12,079,389)  (3,132,424)
                                          ========= ==========  ======  ========  ============= ============
Issuance of common stock for cash
 February 2006                                  --         --        --       --            --       25,000

Conversion of preferred series B stock
To common stock April 2006                      --         --        --       --            --           --

Issuance of common stock for Services
April 2006                                      --         --        --       --            --      142,500

Issuance of common stock for Acquisition
 Deposit April 2006                      (450,000)         --        --       --            --           --

Issuance of common Stock for services
 May 2006                                       --         --        --       --            --       16,000

Issuance of common stock for services
 June 2006                                      --         --        --       --            --       35,000

Conversion of Preferred Series A
To common Stock July 2006                       --         --        --       --            --           --

Issuance of common stock for loan
August 2006                                     --         --  (400,000)      --            --           --

Issuance of common Stock for collateral
August 2006                                     --    (750,000)      --       --            --           --

Issuance of common stock for services
November 2006                                   --         --        --       --            --      750,000

Issuance of common stock as deposit
 For acquisition November 2006           (300,000)         --        --       --            --           --

                                F-7 (continued)


                                                                                                Additional    Deferred
                                           Preferred          Preferred                           paid-in   construction
                                          Stock Series A    Stock Series B    Common stock        capital      costs
                                          ---------------   --------------- ------------------- ------------- ----------
                                          Shares  Amount    Shares   Amount Shares      Amount
                                          ------  ------    ------   ------ ------      ------

Issuance of common stock for additional
 Debt interest December 2006                --      --         --    --     464,278       464       27,392          --

Issuance of common stock for cash
 December 2006                              --      --         --    --     166,667       167       24,833          --

Issuance of common stock for services
 December 2006                              --      --         --    --    1,600,000    1,600      91,400           --

Fair market adjustment to stock for
Deferred Construction Costs, December 2006  --      --         --    --           --       -- (18,107,260)  18,107,260

Accretion of loan costs to interest expense
December 2006                               --      --         --    --           --       --           --          --

Net loss as of December 31, 2006            --      --         --    --           --       --           --          --
                                         ------ ------- --------- ------ ----------- -------- ------------ -----------

Balance at December 31, 2006                --      --  1,000,000 $1,000 113,842,905 $113,843 $ 12,043,353 $ (196,875)
                                         ====== ======= ========= ====== =========== ======== ============ ===========
Issuance of common stock for services
March 2007                                  --      --         --    --    1,000,000    1,000       97,000          --

Expense of Acquisition Deposit as
  Nullification Fee March 2007              --      --         --    --           --      --            --          --

Issuance of common stock for services
April 2007                                  --      --         --    --     500,000       500       59,500          --

Issuance of common stock for services
 May 2007                                   --      --         --    --    1,100,000    1,100      114,400          --

Issuance of common stock for interest
  April 2007                                --      --         --    --       89,438       89       6,171           --

Issuance of common stock for Cash July 2007 --      --         --    --    2,000,000    2,000      198,000          --

Issuance of common stock for interest
 July 2007                                  --      --         --    --       39,800       40       7,124           --

Issuance of common stock for services
 August 2007                                --      --         --    --    1,300,000    1,300     187,200           --

Issuance of common stock for cash
 August 2007                                --      --         --    --    1,200,000    1,200     118,800           --

Issuance of common stock for interest
 August 2007                                --      --         --    --     149,369       149     21,438            --

Issuance of common stock for cash
 October 2007                               --      --         --    --     100,000       100      9,900            --

Issuance of common stock for services
 November 2007                              --      --         --    --     500,000       500      49,500           --

Issuance of common stock for cash
 December 2007                              --      --         --    --    1,450,000    1,450      58,550           --

Issuance of common stock for services
 December 2007                              --      --         --    --     200,000       200      19,800           --

Issuance of common stock for interest
 December 2007                              --      --         --    --      105,775      106      14,703           --

Fair market adjustment to stock for
Deferred Construction Costs, December 2007  --      --         --    --           --       --   (14,063)        14,063

Accretion of loan costs to interest expense
 December 2007                              --      --         --    --           --       --          --           --

Net loss as of December 31, 2007            --      --         --    --           --       --          --           --
                                         ------ ------- --------- ------ ----------- -------- -----------   ----------
Balance at December 31, 2007                --  $   --  1,000,000 $1,000 123,577,287 $123,577 $12,991,376   $(182,813)
                                         ====== ======= ========= ====== =========== ======== ===========   ==========

                                                                                       Deficit
                                                                                     accumulated
                                                                                     during the      Total
                                             Acquisition   Loan      Loan    Stock   development  stockholders'
                                               Deposit   collateral  Fee    Payable     stage        deficit
                                             ----------  ----------  -----  ------- ------------- -------------


Issuance of common stock for additional
 Debt interest December 2006                         --         --         --       --             --        27,857

Issuance of common stock for cash
 December 2006                                       --         --         --       --             --        25,000

Issuance of common stock for services
 December 2006                                       --         --         --       --             --        93,000

Fair market adjustment to stock for
Deferred Construction Costs, December 2006           --         --         --       --             --            --

Accretion of loan costs to interest expense
December 2006                                        --         --    130,000       --             --      130,000

Net loss as of December 31, 2006                     --         --         --       --    (1,886,694)   (1,886,694)
                                             ---------- ---------- ----------  -------  ------------- -------------

Balance at December 31, 2006                 $(750,000) $(750,000) $(270,000)  $    --  $(13,966,083)   (3,774,761)
                                             ========== ========== ==========  =======  ============= =============
Issuance of common stock for services
March 2007                                           --         --        --        --             --        98,000

Expense of Acquisition Deposit as
  Nullification Fee March 2007                  375,000        --        --         --             --      375,000

Issuance of common stock for services
April 2007                                           --        --        --         --            --        60,000

Issuance of common stock for services
 May 2007                                            --         --        --        --            --       115,500

Issuance of common stock for interest
  April 2007                                         --        --        --         --            --         6,260

Issuance of common stock for Cash July 2007          --         --        --        --             --      200,000

Issuance of common stock for interest
 July 2007                                           --         --        --        --             --        7,164

Issuance of common stock for services
 August 2007                                         --         --        --        --             --      188,500

Issuance of common stock for cash
 August 2007                                         --        --          --       --             --      120,000

Issuance of common stock for interest
 August 2007                                         --         --        --        --             --        21,587

Issuance of common stock for cash
 October 2007                                        --         --        --        --             --        10,000

Issuance of common stock for services
 November 2007                                       --         --        --        --             --        50,000

Issuance of common stock for cash
 December 2007                                       --         --        --        --             --        60,000

Issuance of common stock for services
 December 2007                                       --         --        --        --             --        20,000

Issuance of common stock for interest
 December 2007                                       --         --        --        --             --        14,809

Fair market adjustment to stock for
Deferred Construction Costs, December 2007           --         --        --        --             --            --

Accretion of loan costs to interest expense
 December 2007                                       --         --   270,000        --             --       270,000

Net loss as of December 31, 2007                     --         --        --        --     (2,473,297)   (2,473,297)
                                             ---------- ---------- --------    -------   -------------  ------------
Balance at December 31, 2007                 $(375,000) $(750,000)  $     --   $    --   $(16,439,382)  $(4,631,242)
                                             ========== ========== ========    =======   =============  ============

             The accompanying notes form an integral part of these
                       consolidated financial statements.

                                F-8 (continued)

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  From inception
                                                                                                 (March 1, 1997) to
                                                     December 31, 2007     December 31, 2006     December 31, 2007
                                                     -----------------     -----------------     -------------------
Cash Flows from Operating Activities:
  Net Loss                                            $    (2,473,297)      $     (1,886,694)     $     (16,439,382)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation                                               9,706                 10,143                 36,211
     Issuance of common stock for services                    532,000                286,500              6,050,315
     Issuance of common stock nullification
         fee                                                  375,000                      -                375,000
     Issuance of common stock for accrued
        bonus                                                       -                750,000                750,000
     Interest expense from the issuance of
        common stock                                           49,820                 34,118                559,088
     Accretion of debt issuance costs                         303,750                146,250                450,000


  Changes in assets and liabilities:
     Prepaid expenses                                          (1,793)                     -                 (1,793)
     Accounts payable and accrued expenses                     84,844                 47,876              1,121,766
     Accrued expenses - related party                         625,000               (160,000)             1,250,000
     Accrued settlement obligation                                  -                      -                650,000
                                                      ---------------       ----------------      -----------------
        Net cash used in operating
        activities                                           (494,970)              (771,807)            (5,198,795)

Cash flows used in Investing Activities:
  Payments to acquire fixed assets                             (4,195)               (10,504)               (47,369)
  Proceeds from note receivable                                     -               (500,000)              (500,000)
                                                      ---------------       ----------------      -----------------
     Net cash used in investing activities                     (4,195)              (510,504)              (547,369)

Cash flows provided by Financing Activities:
  Proceeds from notes payable, short term debt                145,000              1,250,000              2,228,239
  Payment on notes payable, short term debt                   (20,000)                     -                (20,000)
  Proceeds from the sale of preferred stock                         -                      -                150,000
  Proceeds from the sale of common stock                      390,000                 50,000              3,530,000
  Payments for loan fees                                            -                (50,000)               (50,000)
  Payments for deferred financing costs                       (50,000)                     -                (50,000)
     Net cash provided by financing
        activities                                            465,000              1,250,000              5,788,239


Net (decrease) increase in cash                               (34,165)               (32,311)                42,076
Cash, beginning of year                                        76,241                108,552                      -
                                                      ---------------       ----------------      -----------------
Cash, end of year                                     $        42,076       $         76,241      $          42,076
                                                      ===============       ================      =================

Cash paid for:
  Interest                                            $        32,997       $         60,000      $          92,997
  Income Taxes                                        $             -       $              -      $               -

Supplemental schedule of non-cash Investing
  and Financing Activities:
  Common stock issued for financing costs             $             -       $        400,000      $         988,300
  Common stock issued for loan collateral             $             -       $        750,000      $         750,000
  Deferred construction costs, adjusted
     to fair value                                    $       (14,063)      $    (18,107,260)     $         182,813
  Conversion of preferred shares                      $             -       $          1,000      $          12,600
  Common stock issued as acquisition deposit          $             -       $        750,000      $         750,000

             The accompanying notes form an integral part of these
                       consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2007

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Voyager Entertainment International, Inc. (the "Company"), a Delaware corporation formerly known as Dakota Imaging, Inc., was organized on January 31, 1991. The Company is in the entertainment development business with plans to develop the world's tallest Observation Wheel on the Las Vegas strip area. The financial statements reflect from the period of inception of Outland Development in 1997. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year of December 31. On June 11, 2003, the Company became a Nevada Corporation.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company's wholly owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, and Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation. Voyager Ventures, Inc. has been a dormant company and was discontinued as of December 31, 2007. All organizational costs have been paid by the parent.

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

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $2,473,297 and $1,886,694 for the years ended December 31, 2007 and 2006, and a working capital deficiency of $4,641,877 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the L.V. Project, as well as other projects, and continually seek funding opportunities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 or December 31, 2006.

Concentrations
--------------
The Company maintains cash balances at a financial institution in Nevada. Accounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. From time to time the Company's cash balance may exceed the FDIC limits. At December 31, 2007 and December 31, 2006, the Company did not have any accounts in excess of $100,000.

Due to the uniqueness of the Observation Wheel, we may encounter concentrations with certain vendors who specialize in this type of construction. As of December 31, 2007 and 2006, construction activities had not started.

Fixed Assets
------------
Furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 3 years.

Income Taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Stock Based Compensation
------------------------
On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (as amended).

We use the fair value method for equity instruments granted to employees and non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss Per Common Share
-------------------------
Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Fair Value
----------
The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Advertising and Marketing Costs
-------------------------------
Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs for the years ended December 31, 2007 and 2006 were $0 and $6,029, respectively.

Reclassification
----------------
Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation. Specifically, we have presented accrued interest relating to the debt on our balance sheet in accrued expenses.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We do not expect that the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)" ("SFAS 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 141 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.


NOTE 2. ADVANCES - RELATED PARTY

In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western Architectural Services, LLC ("Western") and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the President of Western.

NOTE 3. FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                          December 31,      December 31,
                                             2007              2006
                                        --------------------------------
              Computer equipment          $    46,847       $    42,652
              Accumulated depreciation        (36,211)          (26,505)
                                        --------------------------------
                                          $    10,636       $    16,147
                                        ================================

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                          December 31,      December 31,
                                             2007              2006
                                        --------------------------------
              Accounts Payable            $   125,535       $   100,000
              Accrued Interest              1,001,970           942,660
                                        --------------------------------
                                          $ 1,127,505       $ 1,042,660
                                        ================================

NOTE 5. LOAN AND SETTLEMENT PAYABLE

Loans payable have no stated interest rate, are due on demand and unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $390,845 as of December 31, 2007 and $319,413 as of December 31, 2006.

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

Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing. As of December 31, 2007, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $390,845 amounting to an aggregate of $1,269,084. One half of this amount, or $634,542 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2007. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

NOTE 6. NOTES PAYABLE

Line of Credit
--------------
On November 19, 2002, the Company entered into a line of credit financing agreement which entitled the Company to borrow from a creditor up to an aggregate of $2,500,000. Advances under this line of credit are based on achievement of certain milestones pursuant to the agreement. Upon the receipt of funds, the Company was required to issue up to 1,500,000 shares of its common stock on a pro rata basis.

The Company borrowed $605,000 against this line of credit and issued 1,500,000 shares. The balance payable under this line of credit was due on April 15, 2003 and was secured by all of the Company's assets.

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

As of December 31, 2007 and 2006, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. The debt holder has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay the debt. As collateral for the Loan and Security Agreement the debt holder filed a UCC-1 against the assets and intellectual property of the

Company giving the debt holder the right to institute foreclosure proceedings against the Company. Foreclosure proceedings could be instituted at any time if the debt holder believes that he will not be repaid. As of the date of these financial statements the debt holder has not indicated any intentions to institute foreclosure proceedings.

Diversified Lending
-------------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western in this debt which bears interest of 14% and is due within one year from the date of the note. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). As of March 31, 2008, management is negotiating with the note holder to extend the terms of the note.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock valued at $400,000, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2007 and 2006, respectively, our loan fees paid with common stock have been fully expensed and our loan collateral paid with common stock was $750,000 at both period end dates.

At December 31, 2006, we accrued an additional $6,260 of interest relating to the year end dilution calculation which resulted in us issuing an additional 89,438 shares in the first quarter of 2007. At December 31, 2007, we accrued an additional $6,125 of interest relating to the year end dilution calculation. As a result, 94,231additional shares will be issued upon the publication of the financial statements.

As the loan collateral, loan fees and anti-dilution components of the agreement (as described above) are dominated in Company's common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet.

                                Year Ended December 31,


                        2008                  $   1,250,000
                        Thereafter                        -
                                              -------------
                        Total                 $   1,250,000
                                              =============


NOTE 7. RELATED PARTY TRANSACTIONS AND ACQUISITION

Related Party Transactions
--------------------------
During February 2004, the Company paid $300,000 in cash to Western, an entity owned by the Company's Chief Operating Officer and director of the Company pursuant to a Contractor Agreement between Western and the Company to design and build a car for the Voyager project and conduct a feasibility study. As site locations have been modified for the project, the feasibility study has been modified by Western under this contract.

As of December 31, 2007, the Company had accrued expenses to related parties of $1,250,000. During the years ended December 31, 2007 and 2006, the Company awarded a bonus of $380,000 payable to Synthetic Systems, LLC, an entity jointly owned by its Chief Executive Officer and Secretary. At December 31, 2007, accrued expenses - related party consists of the $760,000 unpaid bonus balance, which includes the bonuses disclosed above plus $490,000 in unpaid consulting fees to Synthetic Systems discussed below..

During the years ended December 31, 2007 and 2006, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC, for a total of $420,000 in each year. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems LLC, office rent expenses of $35,957 and $34,694 and furniture and equipment lease of $13,800 or $1,150 per month as of December 31, 2007 and 2006, respectively.

On May 30, 2002, the Company executed a Contractor Agreement with Western where Western will provide to the Company certain architectural services for the L.V. Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently our Chief Operating Officer, a director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the amount of common stock at the time, before, and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.05 to $0.15. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer, Tracy Jones, is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2006, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the year end closing price of our stock. The change in valuation is debited to additional-paid in capital due to the deferred construction cost nature of these shares. As of December 31, 2007 and 2006, respectively, the value of the deferred construction costs was $182,813 and $196,875, respectively.

In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet.

In March 2007, we borrowed $100,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

In December 2007, we borrowed $25,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

Acquisition
-----------
On April 10, 2006, Voyager entered into a Unit Purchase (Buy-Sell) Agreement ("Agreement") to acquire all the outstanding units of Western in exchange for a total of 5,000,000 shares of Voyager's common stock. On September 11, 2006, Voyager believed it had fully completed the necessary due diligence pursuant to the Agreement and consequently delivered the Shares consideration as required for the final closing. Upon further evaluation of Voyager's due diligence of Western pursuant to Section 2.02 of the Agreement, it has been determined that the existing limited liability company ("LLC") operating agreement of Western would need to be modified in order for Voyager to continue the existing operations of Western.

On March 30, 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement and therefore canceled the Agreement since the transaction did not meet all the requirements of Section 2.02 of the Agreement and was deemed as if the acquisition transaction was never closed.

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock are to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per shares for a total value of $375,000.

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western at March 31, 2008.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company shares office space with Synthetic Systems as previously disclosed in Note 7. The lease is a month to month sublease. The Company has no other commitments.

NOTE 9. STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001, 50,000,000 shares of preferred stock. For our preferred stock we have designated two series: 1,500,000 shares of Series A Preferred Stock with a par value of $0.001 and 10,000,000 shares of Series B Preferred Stock.

PREFERRED STOCK

Convertible Preferred Stock - Series A
--------------------------------------
The Series A convertible preferred stock carries the following rights and preferences:

   o 10 to 1 voting rights per share
   o Each share has 10 for 1 conversion rights to shares of common stock
   o No redemption rights

During 2002, prior to the conversion of Dakota Imaging Inc. and Voyager Entertainment International, Inc., the Company issued 2,160,000 shares of convertible preferred stock as consideration for cash and services, of which 660,000 shares were immediately converted to shares of common stock, resulting in the Company having 3,660,000 shares of common stock outstanding.

In February 2002, upon the conversion of Dakota Imaging Inc. and Voyager Entertainment International, Inc., 2,160,000 shares of the Series A convertible preferred stock were immediately converted into 21,600,000 shares of common stock, resulting in a balance of 1,500,000 shares of convertible preferred stock designated.

On March 5, 2004, Richard Hannigan, the Company's CEO, converted 500,000 Series A Preferred shares into 5,000,000 shares of common stock of the Company.

On March 31, 2004, a former officer and director converted 500,000 Series A Preferred shares into 5,000,000 shares of common stock of the Company.

In September 2006, 500,000 Series A Preferred shares were converted into 5,000,000 shares of common stock of the Company by a non-officer.

Convertible Preferred Stock - Series B
--------------------------------------
The Series B convertible preferred stock carries the following rights and preferences:

   o 2 to 1 voting rights per share
   o Each share has 2 for 1 conversion rights to shares of common stock
   o No redemption rights
   o Preferential liquidation rights to Series A preferred stock and common stock
   o Anti-dilution clauses in the event of a reverse split

In June 2003, the Company sold 1,000,000 of the Series B Preferred Stock Shares for total cash consideration of $100,000 to one investor at $0.10 per share. The Company recognized a beneficial conversion feature of $80,000 accounted for as a preferred stock dividend during the year. Since these shares are immediately convertible into common stock of the Company, the Company recognized the dividend immediately.

In August 2003, the Company sold 500,000 of the Series B Preferred Stock Shares for total cash consideration of $50,000 to one investor at $0.10 per share. The Company recognized a beneficial conversion feature of $50,000 accounted for as a preferred stock dividend during the year. Since these shares are immediately convertible into common stock of the Company, the Company recognized the dividend immediately.

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

Common Stock Issuances
----------------------
On February 15, 2002, the Company sold 800,000 restricted shares of common stock at a price of $0.50 per share for $400,000, which represented the fair market value of the common stock on date of issuance.

On April 5, 2002, the Company issued 200,000 restricted shares of common stock in exchange for services performed totaling $200,000. The fair market value of the common stock on the date of issuance totaled $400,000. Therefore, the Company has recognized stock discount expense of $200,000.

On May 30, 2002, the Company executed a Contractor Agreement with Western where Western will provide to be determined architectural services to the Company for its Las Vegas Observation Wheel Project. The Company issued

2,812,500 shares of restricted common stock in consideration for Western's contract sum of $18,141,533 classified as deferred construction costs. See Note 7 above.

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

In September 2003, the Company sold 769,222 shares of common stock for total cash consideration of $100,000 to one investor, which represents the fair market value of the common stock on date of issuance. Since the cash consideration received was from unrelated parties, it was determined to best represent the fair market value of the shares on the transaction date. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under.

In September 2003, the Company also issued 625,000 shares of restricted common stock to two individuals for consulting services rendered. These shares were valued at the trading fair market value of $0.16 per share or total compensation cost of $100,000.

In December 2003, an investor entered into an agreement to purchase 1,346,154 additional shares of common stock for cash proceeds of $175,000. These shares were purchase and issued as follows: In January 2004, $25,000 was received from the sale of 192,307 shares of common stock pursuant to a purchase agreement from December 2003, In February 2004, $50,000 was received from the sale of 384,614 shares of common stock pursuant to a purchase agreement from December 2003, In March 2004, $100,000 was received from the sale of 769,228 shares of common stock pursuant to a purchase agreement from December 2003,

The common stock above was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under.

In February 2004, $300,000 was received for 750,000 shares of common stock. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under.

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

In September 2004, $50,000 was received for 333,333 shares of common stock. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under.

In October 2004, $150,000 was received for 1,000,000 shares of common stock. The common stock was offered in reliance upon the private offering exemptions contained in Sections 3(b) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated there under.

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

In April 2007, the Company issued 89,438 shares of common stock for interest which was accrued at December 31, 2006 for $6,260 or $0.07 per share, relating to our Diversified Lending Group, Inc. note.

In May 2007, the Company issued 1,100,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $115,500 or $0.105.

In July 2007, the Company issued 2,000,000 shares of common stock as a result of shares purchased through a private placement offering for $200,000 or $0.10.

In July 2007, the Company issued 39,800 shares of common stock for the accrued $7,164 or $0.18 per share in interest accrued at June 30, 2007 for charges relating to the Diversified Lending Group, Inc. note.

In August 2007, the Company issued 1,300,000 shares of common stock for consulting services rendered. These shares were valued at the fair value on the date of grant for total compensation of $188,500 or $0.145.

In August 2007, the Company issued 1,200,000 shares of common stock as a result of shares purchased through a private placement offering for $120,000 or $0.01.

In August 2007, the Company issued 149,369 shares of common stock for interest which was for the accrued interest at September 30, 2007 for $21,587 or $0.14 per share relating to our Diversified Lending Group, Inc. note.

In October 2007, the Company issued 100,000 shares of common stock as a result of shares purchased through a private placement offering for $10,000 or $0.01.

In November 2007, the Company issued 500,000 shares of common stock for professional services rendered. These shares were valued at the fair value on the date of grant for total compensation of $50,000 or $0.10.

In December 2007, the Company issued 1,450,000 shares of common stock as a result of shares purchased through a private placement offering for $$60,000 or $0.04.

In December 2007, the Company issued 200,000 shares of common stock for professional services rendered. These shares were valued at the fair value on the date of grant for total compensation of $20,000 or $0.10.

In December 2007, the Company issued 105,775 shares of common stock for interest which was for the accrued interest at September 30, 2007 for $14,809 or $0.14 per share relating to our Diversified Lending Group, Inc. note.

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2007, no options have been issued under this plan.

NOTE 11. INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more -likely- than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more -likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                                   2007               2006
                                               -----------        -----------
         Net operating loss carry forward      $ 5,423,600        $ 4,557,900

         Valuation allowance                    (5,423,600)        (4,557,900)
                                               -----------        -----------

         Net deferred tax asset                $         -        $         -
                                               ===========        ===========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                   2007               2006
                                               -----------        -----------
              Tax at statutory rate                    (35%)              (35%)
              Change in valuation allowance             35%                35%
                                               -----------        -----------

              Effective income tax rate                  0%                 0%
                                               ===========        ===========

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

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

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company will file its U.S. federal return for the year ended December 31, 2007 upon the issuance of this filing. These U.S. federal returns are considered open taxyears as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 12. SUBSEQUENT EVENTS

On February 7, 2008, the share certificate for 3,000,000 shares was returned to the Company under the March 30, 2007 agreement for with the failed Western acquisition. We have accounted for the 500,000 excess shares as a common stock payable due to Western at March 31, 2008.

Our note with Diversified Lending became due as of March 31, 2008. Although management has ongoing negotiations to extend the terms of the agreement, technically per the agreement we are in default.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The management of Voyager Entertainment International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:


    - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
    - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
    - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

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

               Name               Age          Positions and Offices Held
         ----------------------------------------------------------------------
         Richard Hannigan          59      President, CEO and Director
         Tracy Jones               56      Chief Operating Officer and Director
         Myong Hannigan            61      Secretary, Treasurer and Director

Duties, Responsibilities and Experience
---------------------------------------
Richard L. Hannigan, Sr., has been the Company's President and Chief Executive Officer and a Director since February 8, 2002. Mr. Hannigan also serves as the President, Chief Executive Officer and a Director of Voyager Entertainment Holdings, Inc., our wholly-owned subsidiary ("VEHI"). Mr. Hannigan has been President of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom designs for interior and exterior casino construction. Under Mr. Hannigan's control, Synthetic Systems, Inc. has been involved in several casino projects in Las Vegas, including the Luxor Hotel Casino, its interior themed areas and exterior main entry Sphinx. Prior to forming Synthetic Systems, Inc., Mr. Hannigan owned and operated two consulting and construction companies from 1983-1991. These companies, Architectural Services, Inc. and Architectural Systems, Inc., respectively, have been responsible for construction projects located in Las Vegas, Palm Springs, Los Angeles and Salt Lake City. Mr. Hannigan has also consulted for exterior glazing and exotic fenestrations on commercial as well as casino companies in Las Vegas.

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

Mr. Jones has a history of producing the most difficult projects on time, and on budget. With his position at the Company, Mr. Jones can take this same approach to developing the Observation Wheels. Mr. Jones brings his expertise of manufacturing to this world class project. Mr. Jones will focus on product development, quality control, safety, state and federal regulations, freight issues, and on-time production and overall construction review.

Myong Hannigan has served as Secretary of the Company, and a Board member, since April 4, 2004. Ms. Hannigan also serves as the Secretary and Treasurer of VEHI, our wholly-owned subsidiary. Ms. Hannigan attended college at Seoul University in Seoul, South Korea for general studies and business management. Ms. Hannigan has been a managing partner of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom design for interior and exterior casino construction. Prior to Synthetic Systems, Inc., Ms. Hannigan was a managing partner for Architectural Services, Inc. and Architectural Systems, Inc., from 1983-1991.This company specialized in design and installation of custom glass and glazing systems. Prior to Architectural Services, Inc. and Architectural Systems, Ms. Hannigan owned and managed Antiqua Stain Glass Company in Honolulu, Hawaii from1979-1981, which was relocated from Bloomington, Illinois (1976-1979). This company specialized in design, manufacturing, installation and retail/wholesale products.

SIGNIFICANT EMPLOYEES
None.

FAMILY RELATIONSHIPS

Ms. Hannigan is the wife of Richard Hannigan, President, Chief Executive Officer and Director of the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

     1. had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     2. was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     3. was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

              (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)     Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     4. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of a federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
         (3) (i), above, or to be associated with persons engaged in any such activity; or

     5. was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Currently, the Company's Board of Directors does not have any standing audit, nominating or compensation committees, or committees performing similar functions. Richard Hannigan, President, oversees the compensation of our executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, and written representations from our executive officers and directors, our belief is that during and prior to the year ended 2007, all reports were filed timely as required.

CODE OF ETHICS

The Company has not adopted a code of ethics primarily because there are only three officers and directors who have focused mainly on acquiring a suitable site location and financing for the project. The Company plans to adopt a code of ethics as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal period(s) for the past three years for our Executive Officers who served in those positions, and the remaining two executive officers of the Company who were serving as executive officers as of December 31, 2007.

SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                           -----------------------------------------------------
                                           Annual Compensation                       Awards                   Payouts
                          ------------------------------------------------------------------------------------------------------
                                                               Other       Restricted     Securities
         Name                                                  Annual         Stock       Underlying     LTIP        All Other
         and                                                Compensation     Award(s)      Options/     Payouts     Compensation
       Principal                    Salary
       Position            Year       ($)     Bonus ($)          ($)           ($)          SARs (#)      ($)            ($)
--------------------------------------------------------------------------------------------------------------------------------
Richard Hannigan
President/CEO/Director     2007           -    190,000         210,000           -              -          -               -

Tracy Jones
COO/Director               2007           -          -               -           -              -          -               -

Myong Hannigan
Secretary                  2007           -    190,000         210,000           -              -          -               -

Richard Hannigan
President/CEO/Director     2006           -    190,000         210,000           -              -          -               -

Tracy Jones
COO/Director               2006           -          -               -           -              -          -               -

Myong Hannigan
Secretary                  2006           -    190,000         210,000           -              -          -               -

Richard Hannigan
President/CEO/Director     2005           -    190,000         210,000           -              -          -               -

Tracy Jones
COO/Director               2005           -          -               -           -              -          -               -

Myong Hannigan
Secretary                  2005           -    190,000         210,000           -              -          -               -

   (1) 2006-2007 Bonus: The Company awarded a cash bonus of $380,000 payable to Synthetic Systems, Inc. for each respective year. The 2005 bonus was retired by the issuance of common stock. Synthetic Systems, Inc. is jointly owned equally by Richard L. Hannigan Sr., our President/CEO, and Myong Hannigan, our Secretary. The total bonus of $760,000 will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable. However, the Company has the option of retiring the accrued bonuses by issuing shares of our common stock.

   (2) 2005-2007: Other Annual Compensation includes (i) $420,000 in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned by Richard and Myong Hannigan (Mr. Hannigan $210,000 and Ms. Hannigan $210,000).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

            Plan Category       Number of securities to    Weighted-average       Number of securities remaining
                                be issued upon exercise    exercise price of      available for future issuance
                                of outstanding options,    outstanding options,   under equity compensation plans
                                warrants and rights        warrants and rights    (excluding securities reflected in
                                                                                  column (a))


                                (a)                        (b)                    (c)
            Equity
            compensation
            plans approved                         -                        -                         5,000,000
            by security
            holders


            Equity
            compensation
            plans not                              -                        -                                 -
            approved by
            security holders


            Total                                  -                        -                         5,000,000

(1) On April 2, 2002, the Company's stockholders approved the 2002 Stock Option Plan, authorizing the issuance of up to 5,000,000 shares of common stock under the Plan.

There were no stock options issued to any employee or consultants for the year ending December 31, 2007 and there have not been any options issued since inception. The Board of Directors determines on an individual basis as to whether the Company should issue stock for services. There are no current plans to issue additional stock for services. However, as the Company conducts business there may be situations from time to time where the Company may elect to issue stock for services.

The following table sets forth information as of December 31, 2007 with respect to the beneficial ownership of the Company's common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by (i) each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

                    (1)                              (2)                                  (3)                 (4)

                                                                                       Amount and
                                            Name and Address of                        Nature of           Percent of
              Title of Class                 Beneficial Owner                       Beneficial Owner          Class
----------------------------------------------------------------------------------------------------------------------
        Common Stock                     Gregg Giuffria (4)
                                         8761 Rainbow Ridge Dr
                                         Las Vegas, NV 89117                             10,000,000             8.3%

                                         Don and Nancy Tyner (4)
                                         9807 Highridge
                                         Las Vegas, NV 89134                              7,450,694             6.2%

                                         Richard Hannigan (5)
                                         President, CEO
                                         4483 West Reno Avenue
                                         Las Vegas, NV 89118                             34,947,500            29.0%

                                         Myong Hannigan (5)
                                         Secretary
                                         4483 West Reno Avenue
                                         Las Vegas, NV 89118                             24,197,500            20.1%

                                         Tracy Jones (6)
                                         COO/Director
                                         4483 West Reno Avenue
                                         Las Vegas, NV 89118                              6,217,500             5.2%

                                         All Directors & Officers as a Group             65,362,500            54.2%

        Series A Preferred stock         Richard Hannigan
                                         President, CEO                                           -               -

                                         Myong Hannigan
                                         Secretary                                                -               -

                                         Tracy Jones
                                         COO/Director                                             -               -

                                         All Directors & Officers as a Group                      -               -

         Series B Preferred Stock
                                         Dan and Jill Fugal (3)
                                         1216 N 600 W
                                         Pleasant Grove, UT 84062                         1,000,000             100%

                                         Richard Hannigan
                                         President, CEO                                           -               -

                                         Myong Hannigan
                                         Secretary                                                -               -

                                         Tracy Jones
                                         COO/Director                                             -               -

                                         All Directors & Officers as a Group 8)                   -               -

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

(2) Calculations are based on 120,572,287 shares of common stock, and 1,000,000 shares of Series B Convertible Preferred Stock, as applicable, outstanding as of April 7, 2008. Each outstanding share of Series B Convertible Preferred Stock is immediately convertible into 2 shares of common stock.

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

(6) Mr. Jones is the direct owner of 3,070,000 shares of common stock and 335,000 shares of common stock owned by the Tracy Jones Charitable Remainder Trust. In addition, Mr. Jones (i) is the sole owner of Western Architectural LLC and deemed to beneficially own the 2,812,500 shares of common stock owned by Western.

(7) Currently Mr. Dan Fugal is the only owner of the Series B Preferred stock. Mr. Fugal is neither an officer nor director of the Company.

(8) Includes all shares beneficially owned as reported by the Company's transfer agent Nevada Agency and Trust Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Synthetic Systems
-----------------
We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned jointly by Richard L. Hannigan, Sr., our President and CEO and Myong Hannigan, Secretary, Mr. Hannigan's spouse. We are obligated to pay to Synthetic $35,000 per month for management and consulting fees.

During 2007 and 2006, bonuses were awarded to Synthetic in the amount of $380,000. In November 2006, the Company issued shares of our common stock in order to retire the accrued salary and bonuses from prior years. At December 31, 2007, bonuses for 2007 and 2006 remained unpaid.

We also currently lease 2,100 square feet of office space on a month-to-month basis from Synthetic for $3,035 per month and paid as of December 31, 2007 an aggregate of $35,957.

In addition, the Company leases office furniture and equipment from Synthetic at a monthly rental rate of $1,150. During 2007 and 2006, the Company paid an aggregate of $13,800 or $1,150 per month to Synthetic for the lease of this office furniture and equipment.

As of December 31, 2007, our accounts payable due to related parties was $1,250,000 as compared to $625,000 at December 31, 2006. For the year ending December 31, 2007, the Company had paid a total of $188,800 to Synthetic Systems for professional and consulting fees and the lease of furniture and equipment. The unpaid balance consists of unpaid bonuses in 2007 and 2006 of $760,000 and unpaid consulting and professional fees of $490,000.

Western Architectural
---------------------
On May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western will provide to the Company certain architectural services for the L.V. Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently our Chief Operating Officer, a director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.05 to $0.15. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2007, we have marked these shares to market at the year end closing price of our stock. The change in valuation was debited to additional -paid in capital due to the deferred construction cost nature of these shares. As of December 31, 2007 and 2006, respectively, the value of the deferred construction costs was $182,813 and $196,875, respectively.

During February 2004, the Company paid $300,000 in cash to Western, an entity owned by the Company's Chief Operating Officer and director of the Company pursuant to a Contractor Agreement between Western and the Company to design and build a car for the Voyager project and conduct a feasibility study. As site locations have been modified for the project, the feasibility study has been modified by Western under this contract.

Preferred Stock
---------------
On March 4, 2004, Richard L. Hannigan Sr., our President and CEO, converted a total of 500,000 shares of Series A Convertible Preferred Stock held by Mr. Hannigan into 5,000,000 shares of our common stock.

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

On August 17, 2005, Varna Group LC, which Tracy Jones our COO/Director is a minority owner, converted a total of 500,000 shares of Series B Convertible Preferred Stock held by Varna Group LC into 1,000,000 shares of our common stock. The stock is now held directly by Mr. Jones.

Acquisition
-----------
On April 10, 2006, Voyager entered into a Unit Purchase (Buy-Sell) Agreement ("Agreement") to acquire all the outstanding units of Western in exchange for a total of 5,000,000 shares of Voyager's common stock ("Shares"). On September 11, 2006, Voyager believed it had fully completed the necessary due diligence pursuant to the Agreement and consequently delivered the Shares consideration as required for the final closing. Upon further evaluation of Voyager's due diligence of Western pursuant to Section 2.02 of the Agreement, it has been determined that the existing limited liability company ("LLC") operating agreement of Western would need to be modified in order for Voyager to continue the existing operations of Western.

On March 30, 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement and therefore canceled the Agreement since the transaction did not meet all the requirements of Section 2.02 of the Agreement and was deemed as if the acquisition transaction was never closed.

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock are to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per shares for a total value of $375,000.

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western at March 31, 2008.

Other
-----
In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the President of Western.

In March 2007, we borrowed $100,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

In December 2007, we borrowed $25,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

ITEM 13. EXHIBITS

  Number                                                     Description


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

   2.4 Completion of Acquisition of Western Architectural Services LLC by the Company (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 12, 2006).

   2.5 Completion of Disposition of Western Architectural Services LLC by the Company (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 30, 2007).

   3.1 Nevada Articles of Incorporation (incorporated by reference to Exhibit .1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003 filed on November 14, 2003).

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

   4.3 2002 Stock Plan for Voyager Entertainment International, Inc. (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed on April 15, 2002).

   10.1 Loan and Security Agreement (by and between the Company and Dan Fugal, dated November 15, 2002) (incorporated by reference to
             Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2002).

   10.2 Amendment No. 1 to Loan and Security Agreement (by and between the Company and Dan Fugal, dated February 15, 2003) (incorporated by reference to Exhibit 10(k) to the Company's Form 10-KSB filed on April 16, 2003).

   10.3 Amendment No. 2 to Loan and Security Agreement (by and between the Company and Dan Fugal, dated April 23, 2003) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003 filed on May 20,
             2003).

   10.4 Contractor Agreement by and between the Company and Western Architectural Services, LLC, dated May 30, 2002 (incorporated by reference as exhibit 10.1 to for the Quarter ending September 30, 2004 and filed with the 10-QSB on November 23, 2004).

   10.5 Definitive Joint Venture Agreement between Allied Investment House, Inc. and Voyager to build a Voyager Project in the United Arab Emirates dated March 15, 2005 (incorporated by reference as filed and attached as exhibit 99.1 to the 8- K filed on March 17, 2005).

   10.6 Settlement and General Release Agreement (incorporated by reference as exhibit 10.6 as filed with the 10-QSB for the Quarter Ending September 30, 2004 and filed on November 23, 2004).

   10.7 Secured Promissory Note between the Company and Diversified Lending Group, Inc. dated September 5, 2006 (incorporated by reference as exhibit 10.1 filed with the 8K filed on September 12, 2006)

   10.8 Extension of repayment of Secured Promissory Note between the Company and Diversified Lending Group, Inc. dated September 5, 2006 (incorporated by reference as exhibit 10.3 filed with the 8k filed on November 6, 2007)

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

   32.1 Section 1350 Certification of Chief Executive Officer, filed herein.

   32.2 Section 1350 Certification of Chief Financial Officer, filed herein.

   (b)       Reports on Form 8-K

                      * On November 5, 2007, the Company filed with the SEC a Current Report pursuant to Item 2.03 and 9.01of Form 8-K, "Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant."


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $46,000 and $46,684, respectively, for the years ended December 31, 2007 and December 31, 2006.

Audit-Related Fees, Tax Fees and All Other Fees
-----------------------------------------------
No "audit-related fees," "tax fees" or "other fees," as those terms are defined by the Securities and Exchange Commission, were paid for the fiscal years ended December 31, 2007 and 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

                            By: /s/ Richard Hannigan
                                ----------------------------
                                Richard Hannigan,
                                President/Director
                                Dated: April 15, 2008


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            By: /s/ Richard Hannigan, Sr.
                                ----------------------------
                                Richard Hannigan, Sr.
                                President/CEO/Director
                                April 15, 2008


                            By: /s/ Myong Hannigan
                                ----------------------------
                                Myong Hannigan
                                Secretary/Treasurer/Director
                                April 15, 2008

                            By: /s/Tracy Jones
                                ----------------------------
                                Tracy Jones
                                COO/Director
                                April 15, 2008