Form 10-Q
period 2008-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2008-05-14
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

                                       OR

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                       COMMISSION FILE NUMBER 000-333151



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                      Accelerated filer         [ ]

Non-accelerated filer   [ ]                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2008, there were 124,577,287 outstanding shares of the Registrant's Common Stock, $.001 par value.

                               TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements                                                  4
Item 2. Management's Discussion and Analysis                                 13
Item 3. Quantitative and Qualitative Disclosures of Market Risk              14
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                    15
Item 1a. Risk Factors                                                        15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          15
Item 3. Defaults Upon Senior Securities                                      15
Item 4. Submission of Matters to a Vote of Security Holders                  15
Item 5. Other Information                                                    15
Item 6. Exhibits                                                             15
SIGNATURES                                                                   16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 2008

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                                                         March 31, 2008       December 31, 2007
                                                                         --------------       -----------------
ASSETS

CURRENT ASSETS
  Cash                                                                  $         35,168       $        42,076
  Prepaid assets                                                                   1,374                 1,793
  Deferred financing costs                                                        50,000                50,000
  Advances - related party                                                       500,000               500,000
                                                                        ----------------       ---------------
      Total current assets                                                       586,542               593,870

FIXED ASSETS, net of accumulated depreciation of
      $38,421 and $36,211, respectively                                            8,426                10,636
                                                                        ----------------       ---------------

                 Total assets                                           $        594,968       $       604,505
                                                                        ================       ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $      1,173,914       $     1,127,508
  Accrued expenses - related party                                             1,320,000             1,250,000
  Note payable                                                                 1,855,000             1,855,000
  Due to related parties                                                         150,000               125,000
  Loans and settlement payable                                                   878,239               878,239
                                                                        ----------------       ---------------
      Total current liabilities                                                5,377,153             5,235,747
                                                                        ----------------       ---------------


                 Total liabilities                                             5,377,153             5,235,747


COMMITMENTS & CONTINGENCIES                                                            -                     -

STOCKHOLDERS' DEFICIT
  Preferred stock: $.001 par value; authorized 50,000,000 shares
      Series A - 1,500,000 designated, none outstanding                                -                     -
      Series B - 10,000,000 designated, 1,000,000 outstanding                      1,000                 1,000
  Common stock: $.001 par value; authorized 200,000,000 shares;
      issued and outstanding:121,577,287 and 123,577,287 respectively            121,577               123,577
  Additional paid-in capital                                                  12,565,251            12,991,376
  Deferred construction costs paid with common stock                            (154,688)             (182,813)
  Loan collateral paid with common stock                                        (750,000)             (750,000)
  Receivable for return of stock related to canceled acquisition                       -              (375,000)
  Common stock payable                                                            75,000                     -
  Accumulated deficit during the development stage                           (16,640,325)          (16,439,382)
                                                                        ----------------       ---------------

      Total stockholders' deficit                                             (4,782,185)           (4,631,242)
                                                                        ----------------       ---------------

                 Total liabilities and
                 stockholders' deficit                                  $        594,968      $        604,505
                                                                        ================       ===============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                   From inception
                                                                  Three Months Ended              March 1, 1997 to
                                                        March 31, 2008         March 31, 2007      March 31, 2008
                                                        --------------         --------------     -----------------
    Revenues                                           $             -       $              -     $             -

    Operating expenses:
       Professional and consulting fees                        143,416                216,832          12,233,501
       Project costs                                             2,777                  2,648             166,713
       Depreciation                                              2,210                    915              38,421
       Settlement expense                                            -                375,000           1,025,000
       Other expense                                            30,601                 31,855           1,060,704
                                                       ---------------       ----------------     ---------------
                                                               179,004                627,250          14,524,339

    Operating loss                                            (179,004)              (627,250)        (14,524,339)

    Other income (expense):
       Interest income                                          43,750                     78             132,527
       Interest expense                                        (65,691)              (169,286)         (2,248,513)
                                                       ---------------       ----------------     ---------------
                                                               (21,941)              (169,208)         (2,115,986)

    Net loss                                                  (200,945)              (796,458)        (16,640,325)

    Preferred stock dividends                                        -                      -            (130,000)
                                                       ---------------       ----------------     ---------------
    Net loss allocable to common stockholders          $      (200,945)      $       (796,458)    $   (16,770,325)
                                                       ===============       ================     ===============

    Net loss per common share - basic and
       diluted                                         $         (0.00)      $          (0.01)
                                                       ===============       ================

    Weighted average number of common
       shares outstanding                                  122,170,694            114,165,127
                                                       ===============       ================

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                      From inception
                                                                                                     March 1, 1997 to
                                                          March 31, 2008         March 31, 2007       March 31, 2008
                                                          --------------         --------------     -----------------
Cash Flows from Operating Activities:
  Net Loss                                                $     (200,945)        $     (796,458)     $   (16,640,325)

  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                                                   2,210                    915               38,421
    Issuance of common stock for services                              -                473,000            6,050,315
    Issuance of common stock for nullification
        fee                                                            -                      -              375,000
    Issuance of common stock for accrued
        bonus                                                          -                      -              750,000
    Interest expense from the issuance of
        common stock                                                   -                      -              559,088
    Accretion of debt issuance costs                                   -                112,500              450,000

  Changes in assets and liabilities:
    Prepaid assets                                                   420                      -               (1,373)
    Accounts payable and accrued expenses                         46,407                 19,034            1,168,171
    Accrued expenses - related party                              70,000                 95,000            1,320,000
    Accrued settlement obligation                                      -                      -              650,000
                                                          --------------         --------------      ---------------
        Net cash used in operating activities                    (81,908)               (96,009)          (5,280,703)

Cash flows used in Investing Activities:
  Payments to acquire fixed assets                                     -                      -              (47,369)
  Proceeds from Note Receivable                                        -                      -             (500,000)
                                                          --------------         --------------      ---------------
    Net cash used in investing activities                              -                      -             (547,369)

Cash flows provided by Financing Activities:
  Proceeds from notes payable, short term debt                    25,000                100,000            2,253,239
  Payment on notes payable, short term debt                            -                      -              (20,000)
  Proceeds from the sale of preferred stock                            -                      -              150,000
  Proceeds from the sale of common stock                          50,000                      -            3,580,000
  Payments for loan fees                                               -                      -              (50,000)
  Payments for financing costs                                         -                (50,000)             (50,000)
                                                          --------------         --------------      ---------------
    Net cash provided by financing activities                     75,000                 50,000            5,863,239

Net increase (decrease) in cash                                   (6,908)               (46,009)              35,167
Cash, beginning of year                                           42,076                 76,241                    -
                                                          --------------         --------------      ---------------
Cash, end of year                                         $       35,168         $       30,232      $        35,167
                                                          ==============         ==============      ===============

Cash paid for:
  Interest                                                $            -         $       43,750      $        92,997
  Income Taxes                                            $            -         $            -      $             -

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  (CONTINUED)

                                                                                                      From inception
                                                                                                     March 1, 1997 to
                                                          March 31, 2008         March 31, 2007       March 31, 2008
                                                          --------------         --------------     -----------------
Supplemental schedule of non-cash Investing
  and Financing Activities:
  Common stock issued for financing costs                 $            -         $            -      $       988,300

  Common stock issued for loan collateral                 $            -         $            -      $       750,000

  Deferred construction costs, adjusted                   $      (28,125)        $      309,375      $       154,688
                                                          --------------         --------------      ---------------

  Conversion of preferred shares                          $            -         $            -      $        12,600

  Common stock issued as acquisition deposit              $            -         $            -      $       750,000
  Common stock cancelled due to business
    Combination cancellation                              $      375,000         $            -      $       375,000
  Common stock payable                                    $       75,000         $            -      $        75,000



See accompanying notes to these condensed consolidated financial statements.

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


Note 1.     Basis of Presentation and Organization and
            Significant Accounting Policies

Basis of Presentation and Organization
--------------------------------------

The accompanying Condensed Consolidated Financial Statements of Voyager Entertainment International, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below.

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at March 31, 2008 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company's wholly owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, and Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation. Voyager Ventures, Inc. has been a dormant company and was discontinued as of December 31, 2007. All organizational costs had been paid by the parent.

These Condensed Consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $200,945 and $796,458 for the three months ended March 31, 2008 and 2007, and a working capital deficiency of $4,790,611 at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

RECLASSIFICATION
Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Specifically, we have presented the 2007 nullification expense separate from professional and consulting fees.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Accounting
---------------------
In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

     Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

     Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

     Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2. Stockholder's Equity

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001 and 50,000,000 shares of preferred stock. For our preferred stock we have designated two series: 1,500,000 shares of Series A Preferred Stock and 10,000,000 shares of Series B Preferred Stock both with a par value of $0.001.

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement Western Architectural acquisition. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement for this rescinded acquisition. We have accounted for the 500,000 excess shares as a common stock payable due for $75,000 to Western at March 31, 2008.

In March 2008, the Company issued 1,000,000 shares of common stock for $50,000 cash or $0.05.

No preferred share transactions occurred as of March 31, 2008.

Note 3. Related Party Transactions and Acquisitions

Related Party Transactions
--------------------------

During the quarters ended March 31, 2008 and 2007, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC, for a total of $105,000 in each year. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems LLC., office rent expenses of approximately $9,100 and $8,800 and furniture and equipment lease of $3,450 or $1,150 per month as of March 31, 2008 and 2007, respectively.

As previously disclosed in our 2007 Form 10-KSB, on May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western would provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of March 31, 2008, we have

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the period end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of March 31, 2008, we have received $100,000 from Western and $50,000 from Tracy Jones. The amounts are unsecured, carry no interest and are due demand.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock are to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of March 31, 2007. The shares were valued at fair value of $0.15 per shares for a total value of $375,000.

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement. We have accounted for the 500,000 excess shares as a common stock payable due for $75,000 to Western at March 31, 2008.

Note 4. Fair Value

In accordance with FAS 157 the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                        Fair Value at March 31, 2008
                              ------------------------------------------------
                                 Total     Level 1      Level 2      Level 3
                              ------------------------------------------------
Assets:
Deferred construction costs   $ 154,688   $ 154,668    $       -    $       -
                              ------------------------------------------------
                              $ 154,688   $ 154,668    $       -    $       -
                              ================================================

Liabilities:
None                          $       -   $       -    $       -    $       -
                              ------------------------------------------------
                              $       -   $       -    $       -    $       -
                              ================================================


Note 5. Subsequent Events

Subsequent to quarter end we issued 3,000,000 shares for services valued at $121,000 or $0.04 per share.

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

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis or Plan of Operations" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 ("2008") COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007 ("2007")

Results of operations consist of the following:

                                     March 31, 2008   March 31, 2007    $ Change    %Change

 Revenue                                $       -       $       -      $       -        - %
 General and administrative expenses      179,004         627,250       (448,246)     (71)%
                                     -------------------------------------------------------
 Operating loss                         $(179,004)      $(627,250)     $(448,246)     (71)%

As of March 31, 2008, we have not constructed an Observation Wheel and therefore have not generated revenues.

The decrease in general and administrative expenses of 71% is due primarily to a 46% decrease in consultant fees of $110,000, as of March 31, 2008 compared to $203,000 as of March 31, 2007. Additionally, we recognized a non-reoccurring nullification fee expense due to the cancelled Western Architectural merger in the first quarter of 2007. All other costs in the first quarter of 2008 remained relatively consistent when compared to March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the Observation Wheel in Las Vegas the next 12 months.

                                              March 31, 2008   December 31, 2007    $ Change   %Change
 Cash                                           $    35,168       $    42,076      $  (6,908)   (16)%
 Accounts payable and accrued expenses          $ 2,493,914       $ 2,377,508      $ 116,406      5 %
 Total current liabilities                      $ 5,377,153       $ 5,235,747      $ 141,406      3 %
 Cash proceeds from the sale of common stock    $    50,000       $   390,000      $(340,000)   (87)%

We have financed our operations during the quarter primarily through the use of cash on hand, issuance of stock for cash and aging of our payables. As of March 31, 2008, we had total current liabilities of $5,377,152 compared to $5,235,747 as of December 31, 2007. The increase in total current liabilities is primarily due to an increase in Due to Related Parties of $70,000, Accrued Expenses of approximately $25,000 and Accrued Interest of approximately $22,000. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion. We had no long term liabilities during any of these periods.

Cash decreased 16% as of March 31, 2008 due to payment of some of our payables throughout the first quarter of 2008.

We issued 1,000,000 shares of common stock for $50,000 cash in the first quarter of 2008.

We had $35,168 cash on hand as of March 31, 2008 compared to $42,076 as of December 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, the Company issued 1,000,000 shares of common stock for $50,000 cash or $0.05.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

          31.1 Certification by Chief Executive and Financial Officer pursuant to Sarbanes Oxley Section 302.

          32.1 Certification by Chief Executive and Financial Officer pursuant to 18 U.S. C. Section 1350

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

   Dated May 14, 2008

                                     By: /s/ Richard Hannigan
                                     ----------------------------------------
                                             Richard Hannigan,
                                             President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                     By: /s/ Richard Hannigan, Sr.
                                     ------------------------------
                                             Richard Hannigan, Sr.
                                             President/CEO/Director
                                             May 14, 2008


                                     By: /s/ Myong Hannigan
                                     ------------------------------
                                          Myong Hannigan
                                          Secretary/Treasurer/Director
                                          May 14, 2008

                                     By: /s/ Tracy Jones
                                     ------------------------------
                                             Tracy Jones
                                             COO/Director
                                             May 14, 2008