Form 10-Q
period 2008-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2008-08-12
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE TRANSITION FROM         TO         .
                                          -------    --------

                        COMMISSION FILE NUMBER 000-33151



                   VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2008, there were 131,772,287 outstanding shares of the Registrant's Common Stock, $.001 par value.

                               TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                            3
Item 2.  Management's Discussion and Analysis                           12
Item 3.  Quantitative and Qualitative Disclosures of Market Risk        14
Item 4.  Controls and Procedures                                        14
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                              16
Item 1a. Risk Factors                                                   16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    16
Item 3.  Defaults Upon Senior Securities                                16
Item 4.  Submission of Matters to a Vote of Security Holders            17
Item 5.  Other Information                                              17
Item 6.  Exhibits                                                       17
SIGNATURES                                                              18

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2008

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 2008    December 31, 2007
                                                                           -------------    -----------------
                                                                            (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                    $      3,119       $     42,076
    Prepaids                                                                         875              1,793
    Deferred financing costs                                                      50,000             50,000
    Advances - related party                                                     500,000            500,000
                                                                            ------------       ------------
       Total current assets                                                      553,994            593,869

FIXED ASSETS, net of accumulated depreciation of
       $40,326 and $36,211, respectively                                           9,002             10,636
                                                                            ------------       ------------

                 Total assets                                               $    562,996       $    604,505
                                                                            ============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                   $  1,261,361       $  1,127,508
    Accrued expenses - related party                                           1,337,481          1,250,000
    Note payable                                                               1,855,000          1,855,000
    Due to related parties                                                       200,000            125,000
    Loans and settlement payable                                                 878,239            878,239
                                                                            ------------       ------------
       Total current liabilities                                               5,532,081          5,235,747
                                                                            ------------       ------------

                 Total liabilities                                             5,532,081          5,235,747


COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock: $.001 par value; authorized 50,000,000 shares
       Series A - 1,500,000 designated, none outstanding                               -                  -
       Series B - 10,000,000 designated, 1,000,000 outstanding                     1,000              1,000
    Common stock: $.001 par value; authorized 200,000,000 shares;
       issued and outstanding:131,772,287 and 123,572,287 respectively           131,777            123,577
    Additional paid-in capital                                                12,955,864         12,991,376
    Deferred construction costs paid with common stock                          (112,500)          (182,813)
    Loan collateral paid with common stock                                      (750,000)          (750,000)
    Receivable for return of stock related to canceled acquisition                   -             (375,000)
    Common stock payable                                                          75,000                -
    Accumulated deficit during the development stage                         (17,270,226)       (16,439,382)
                                                                            ------------       ------------

       Total stockholders' deficit                                            (4,969,085)        (4,631,242)
                                                                            ------------       ------------
                 Total liabilities and
                 stockholders' deficit                                      $    562,996       $    604,505
                                                                            ============       ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                             Three Months Ended                     Six Months Ended               From inception
                                          June 30,           June 30,           June 30,           June 30,       March 1, 1997 to
                                            2008               2007               2008               2007           June 30, 2008
                                        ------------       ------------       ------------       ------------     ----------------
Revenues                                $          -       $          -       $          -       $          -       $           -

Operating Expenses:

    Professional and consulting fees         335,239            321,985            478,655            913,817          12,568,740

    Project costs                             12,820              3,743             15,597              6,391             179,533

    Depreciation                               1,905              4,137              4,115              5,052              40,326

    Settlement expense                             -                  -                  -             71,627           1,025,000

    Other expense                             37,309             39,772             67,910                  -           1,098,013
                                        ------------       ------------       ------------       ------------       -------------
                                             387,273            369,637            566,277            996,887          14,911,612

Operating loss                              (387,273)          (369,637)          (566,277)          (996,887)        (14,911,612)

Other income (expense):

    Interest income                                -             43,765             43,750             43,843             132,527

    Interest expense                        (242,628)          (184,528)          (308,319)          (353,814)         (2,491,141)
                                        ------------       ------------       ------------       ------------       -------------
                                            (242,628)          (140,763)          (264,569)          (309,971)         (2,358,614)

Net Loss                                    (629,901)          (510,400)          (830,846)        (1,306,858)        (17,270,226)

 Preferred stock dividends                         -                  -                  -                  -            (130,000)
                                        ------------       ------------       ------------       ------------       -------------
 Net loss allocable to common
     stockholders                       $   (629,901)      $   (510,400)      $   (830,846)      $ (1,306,858)      $ (17,400,226)
                                        ============       ============       ============       ============       =============
 Net loss per common share - basic and
     diluted                            $      (0.01)      $      (0.00)      $      (0.01)      $      (0.01)
                                        ============       ============       ============       ============
Weighted average number of common
      shares outstanding                 121,398,687        115,628,728        122,981,105        114,896,629
                                        ============       ============       ============       ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                        From inception
                                                                         For the Six Months Ended      March 1, 1997 to
                                                                      June 30, 2008    June 30, 2007     June 30, 2008
                                                                      -------------    -------------   ----------------
Cash Flows from Operating Activities:
  Net loss                                                            $   (830,846)    $ (1,306,858)     $(17,270,226)

  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation                                                           4,115            5,052            40,326
      Issuance of common stock for services                                208,000          654,760         6,258,315
      Issuance of common stock for nullification fee                             -                -           375,000
      Issuance of common stock for accrued bonus                                 -                -           750,000
      Interest expense from the issuance of
         common stock                                                      150,000                -           709,088
      Accretion of debt issuance costs                                           -          225,000           450,000

  Changes in assets and liabilities:
      Prepaid expenses                                                         919                               (874)
                                                                                                  -
      Accounts payable and accrued expenses                                133,855           93,950         1,255,622
      Accrued expenses - related party                                      87,481          190,000         1,337,479
      Accrued settlement obligation                                              -                -           650,000
                                                                      ------------     ------------      ------------
         Net cash used in operating activities                            (246,476)        (138,096)       (5,445,270)
                                                                      ------------     ------------      ------------

Cash flows used in Investing Activities:
  Payments to acquire fixed assets                                          (2,481)               -           (49,850)
  Proceeds from note receivable                                                  -                -          (500,000)
                                                                      ------------     ------------      ------------
      Net cash used in investing activities                                 (2,481)               -          (549,850)
                                                                      ------------     ------------      ------------

Cash flows provided by Financing Activities:
  Proceeds from notes payable, short term debt                              75,000          120,000         2,303,239
  Payment on notes payable, short term debt                                      -                -           (20,000)
  Proceeds from the sale of preferred stock                                      -                -           150,000
  Proceeds from the sale of common stock                                   135,000                -         3,665,000
  Payments for loan fees                                                         -                -           (50,000)
  Payments for deferred financing costs                                          -          (50,000)          (50,000)
                                                                      ------------     ------------      ------------
      Net cash provided by financing activities                            210,000           70,000         5,998,239
                                                                      ------------     ------------      ------------

Net (decrease) increase in cash                                            (38,957)         (68,096)            3,119

Cash, beginning of year                                                     42,076           76,241                 -
                                                                      ------------     ------------      ------------
Cash, end of year                                                     $      3,119     $      8,145      $      3,119
                                                                      ============     ============      ============

Cash paid for:
  Interest                                                            $          -     $     43,750      $     92,997
  Income Taxes                                                        $          -     $          -      $          -

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                  (CONTINUED)

                                                                                                        From inception
                                                                         For the Six Months Ended      March 1, 1997 to
                                                                      June 30, 2008    June 30, 2007     June 30, 2008
                                                                      -------------    -------------   ----------------
 Supplemental schedule of non-cash Investing
    and Financing Activities:
    Common stock issued for financing costs                           $          -     $          -      $     988,300
    Common stock issued for loan collateral                           $          -     $          -      $     750,000
    Deferred construction costs, adjusted to fair value               $     70,313     $    225,000      $     112,500
    Conversion of preferred shares                                    $          -     $          -      $      12,600
    Common stock issued as acquisition deposit                        $          -     $          -      $     750,000
    Common stock cancelled due to business combination cancellation   $    375,000     $          -      $     375,000
    Common stock payable                                              $     75,000     $          -      $      75,000



















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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at June 30, 2008, the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Voyager Entertainment International, Inc. (the "Company"), a North Dakota corporation formerly known as Dakota Imaging, Inc. and incorporated on January 31, 1991, is in the entertainment development business with plans to develop the world's tallest Observation Wheel on the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year. On June 11, 2003, the Company became a Nevada Corporation.

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

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern.           However, the Company has not begun
generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $830,846 and $1,306,858 for the six months ended June 30, 2008 and 2007, and a working capital deficiency of $4,978,087 at June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

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

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement Western Architectural acquisition. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement for this rescinded acquisition. We have accounted for the 500,000 excess shares as a common stock payable due for $75,000 to Western at June 30, 2008.

In March 2008, the Company issued 1,000,000 shares of common stock for $50,000 cash or $0.05.

In April 2008, the Company issued 625,000 shares of common stock for $25,000 cash or $0.04.

In April 2008, the Company issued 2,375,000 shares of common stock for professional services rendered for total compensation of $98,000 or $0.04.

In May 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash or $0.03.

In June 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash of $0.03.

In June 2008, the Company issued 5,200,000 shares of common stock for professional services and interest expense for $260,000 or $0.05.

No preferred share transactions occurred as of June 30, 2008.

Note 3. Related Party Transactions and Acquisitions

Related Party Transactions
--------------------------

During the quarters ended June 30, 2008 and 2007, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC for a total of $105,000 in each quarter. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems LLC office rent expenses of approximately $17,648 and $17,780 and furniture and equipment lease of $6,900 or $1,150 per month as of June 30, 2008 and 2007, respectively.

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

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of June 30, 2008, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the period end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of June 30, 2008, we have received $100,000 from Western and $100,000 from Tracy Jones. The amounts are unsecured, carry no interest and are due demand.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock were be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of March 31, 2007. The shares were valued at fair value of $0.15 per shares for a total value of $375,000.

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement. We have accounted for the 500,000 excess shares as a common stock payable due for $75,000 to Western at June 30, 2008.

Note 4. Fair Value

In accordance with FAS 157, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.


                                        Fair Value at June 30, 2008
                              ------------------------------------------------
                                Total       Level 1      Level 2      Level 3
                              ------------------------------------------------
Assets:
Deferred construction costs   $ 112,500    $ 112,500    $       -    $       -
                              ------------------------------------------------
                              $ 112,500    $ 112,500    $       -    $       -
                              ================================================


Liabilities:
None                          $       -    $       -    $       -    $       -
                              ------------------------------------------------
                              $       -    $       -    $       -    $       -
                              ================================================

Note 5. Notes Due

On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western in this debt which bears interest of 14% (unless in default then 18%) and is due within one year from the date of the note. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). As of June 30, 2008, management is negotiating with the note holder to extend the terms of the note. Although management has ongoing negotiations to extend the terms of the agreement, technically per the agreement we are in default. Interest of $56,250 at 18% has been accrued through June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis ("MD&A") of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Voyager Entertainment International, Inc.," the "Company," "we," "us," and "our" refer to Voyager Entertainment International, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 6: Management's Discussion and Analysis and Plan of Operation" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 ("2008") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007 ("2007")

Results of operations consist of the following:

                                       June 30, 2008   June 30, 2007    $ Change  % Change
 Revenue                               $           -   $           -   $       -      0%
 General and administrative expenses         387,273         369,637      17,637      5%
                                       -------------------------------------------------
 Operating loss                             (387,273)  $    (369,637)  $ (17,637)     5%

As of June 30, 2008, we have not constructed an Observation Wheel and therefore have not generated revenues.

The increase in general and administrative expenses of 5% is due primarily to an increase in professional fees to $335,239 as of June 30, 2008 compared to $321,985 as of June 30, 2007. Additionally, we recognized a non-reoccurring nullification fee expense due to the cancelled Western Architectural merger in the first quarter of 2007. All other costs in the first quarter of 2008 remained relatively consistent when compared to June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 ("2008") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007 ("2007")

Results of operations consist of the following:

                                       June 30, 2008   June 30, 2007    $ Change  % Change
 Revenue                               $           -   $           -   $       -      0%
 General and administrative expenses         566,277         996,887    (430,610)   (43%)
                                       -------------------------------------------------
 Operating loss                        $    (566,277)  $    (996,887)  $ 430,610    (43%)

The decrease in general and administrative expenses of 43% is due primarily to the decrease in professional and consulting fees to $478,655 as of June 30, 2008 compared to $913,817 as of June 30, 2007. The decrease is a result of fewer contracts requiring legal review being entered into in 2008 as well as the non-reoccurring nullification fee expense due to the cancelled Western Architectural merger in the first quarter of 2007. As we continue to seek further investment opportunities, total project costs of $15,597 as of June 30, 2008 increased compared to $6,391 as of June 30, 2007. Travel expenses for meetings with potential investors have increased to $4,795 at June 30, 2008 compared to $1,801 at June 30, 2007. All other costs in the second quarter of 2008 remained relatively consistent when compared to June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the Observation Wheel in Las Vegas the next 12 months.

                                              June 30, 2008   December 31, 2007    $ Change  % Change
 Cash                                         $       3,119     $      42,076     $ (38,957)   (93%)
 Accounts payable and accrued expenses        $   2,598,842     $   2,377,508     $ 221,334      9%
 Total current liabilities                    $   5,532,081     $   5,235,747     $ 296,334      6%
 Cash proceeds from the sale of common stock  $     135,000     $     390,000     $(255,000)   (65%)

We have financed our operations during the quarter primarily through the use of cash on hand, issuance of stock for cash and aging of our payables. As of June 30, 2008, we had total current liabilities of $5,532,081 compared to $5,235,747 as of December 31, 2007. The increase in total current liabilities is primarily due to an increase in Due to Related Parties of $87,481, Accrued Expenses of approximately $19,500 and Accrued Interest of approximately $114,500. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion. We had no long term liabilities during any of these periods.

Cash decreased 93% as of June 30, 2008 due to payment of some of our payables throughout the first six months of 2008.

We issued 3,625,000 shares of common stock for $135,000 cash in the first two quarters of 2008.

We had $3,119 cash on hand as of June 30, 2008 compared to $42,076 as of December 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principle Financial Officer), our President and Principle Financial Officer has concluded that as of June 30, 2008, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principle Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's quarterly report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:
o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, our Chief Executive Officer and Principle Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2008 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Changes in Internal Controls

Based on the evaluation as of June 30, 2008, our Chief Executive Officer and Principle Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

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

In April 2008, the Company issued 625,000 shares of common stock for $25,000 cash or $0.04.

In April 2008, the Company issued 2,375,000 shares of common stock for professional services rendered for total compensation of $98,000 or $0.04.

In May 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash or $0.03.

In June 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash of $0.03.

In June 2008, the Company issued 5,200,000 shares of common stock for professional services and interest expense for $260,000 or $0.05.

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

As of June 30, 2008 and 2007, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. The debt holder has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay the debt. As collateral for the Loan and Security Agreement the debt holder filed a UCC-1 against the assets and intellectual property of the Company giving the debt holder the right to institute foreclosure proceedings against the Company. Foreclosure proceedings could be instituted at any time if the debt holder believes that he will not be repaid. As of the date of these financial statements the debt holder has not indicated any intentions to institute foreclosure proceedings.

Diversified Lending
-------------------

On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western in this debt which bears interest of 14% (unless in default then 18%) and is due within one year from the date of the note. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). As of June 30, 2008, management is negotiating with the note holder to extend the terms of the note. Although management has ongoing negotiations to extend the terms of the agreement, technically per the agreement we are in default. Interest of $56,250 at 18% has been accrued through June 30, 2008.

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

     31.1 Certification by Chief Executive and Financial Officer pursuant to Sarbanes Oxley Section 302.

     32.1 Certification by Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

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

   Dated August 11, 2008

                                     By: /s/ Richard Hannigan
                                         -------------------------------------
                                         Richard Hannigan,
                                         President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


                                     By: /s/ Richard Hannigan, Sr.
                                         -------------------------------------
                                         Richard Hannigan, Sr.
                                         President/CEO/Director
                                         August 11, 2008


                                     By: /s/ Myong Hannigan
                                         -------------------------------------
                                         Myong Hannigan
                                         Secretary/Treasurer/Director
                                         August 11, 2008


                                     By: /s/ Tracy Jones
                                         -------------------------------------
                                         Tracy Jones
                                         COO/Director
                                         August 11, 2008