Form 10-Q
period 2008-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2008-11-13
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________ .

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2008, there were 132,027,287 outstanding shares of the Registrant's Common Stock, $.001 par value.

                               TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                            4
Item 2.  Management's Discussion and Analysis and Plan of Operation     14
Item 3.  Quantitative and Qualitative Disclosures of Market Risk        17
Item 4.  Controls and Procedures                                        17
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                              19
Item 1a. Risk Factors                                                   19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    19
Item 3.  Defaults Upon Senior Securities                                19
Item 4.  Submission of Matters to a Vote of Security Holders            20
Item 5.  Other Information                                              20
Item 6.  Exhibits                                                       20
SIGNATURES                                                              21

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.




           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2008

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,  December 31,
                                                                               2008           2007
                                                                            (Unaudited)     (Audited)
                                                                           -------------  -------------
ASSETS

CURRENT ASSETS
   Cash                                                                    $      5,591   $     42,076
   Prepaids                                                                         375          1,793
   Deferred financing costs                                                      50,000         50,000
   Advances - related party                                                     500,000        500,000
                                                                           ------------   ------------
        Total current assets                                                    555,966        593,869


FIXED ASSETS, net of accumulated depreciation of
        $41,926 and $36,211, respectively                                         7,403         10,636
                                                                           ------------   ------------

             Total assets                                                  $    563,369   $    604,505
                                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $  1,244,308   $  1,127,508
   Accrued expenses - related party                                           1,410,000      1,250,000
   Note payable                                                               1,855,000      1,855,000
   Due to related parties                                                       280,000        125,000
   Loans and settlement payable                                                 878,239        878,239
                                                                           ------------   ------------
        Total current liabilities                                             5,667,547      5,235,747
                                                                           ------------   ------------

             Total liabilities                                                5,667,547      5,235,747


COMMITMENTS & CONTINGENCIES                                                           -              -

STOCKHOLDERS' DEFICIT
   Preferred stock: $.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                             -              -
        Series B - 10,000,000 designated, 1,000,000 outstanding                   1,000          1,000
   Common stock: $.001 par value; authorized 200,000,000 shares;
        issued and outstanding:131,777,287 and 123,577,287 respectively         131,777        123,577
   Additional paid-in capital                                                12,955,864     12,991,376
   Deferred construction costs paid with common stock                          (112,500)      (182,813)
   Loan collateral paid with common stock                                      (750,000)      (750,000)
   Receivable for return of stock related to canceled acquisition                     -       (375,000)
   Common stock payable                                                          95,000              -
   Accumulated deficit during the development stage                         (17,425,319)   (16,439,382)
                                                                           ------------   ------------


        Total stockholders' deficit                                          (5,104,178)    (4,631,242)
                                                                           ------------   ------------

             Total liabilities and
             stockholders' deficit                                         $    563,369   $    604,505
                                                                           ============   ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                      Three Months Ended                Nine Months Ended            From inception
                                 September 30,    September 30,    September 30,    September 30,   March 1, 1997 to
                                     2008             2007             2008             2007       September 30, 2008
                                 -------------    -------------    -------------    -------------  ------------------
Revenues                         $          -     $          -     $          -     $          -      $            -

Operating Expenses:

   Professional and

    consulting fees                    33,633          324,617          512,288        1,238,434          12,602,373

   Project costs                       13,376           14,406           28,973           20,798             192,909

   Depreciation                         1,600            2,259            5,715            7,311              41,926

   Settlement expense                       -                -                -                -           1,025,000

   Other expense                       32,322           66,752          100,232          138,379           1,130,334
                                 ------------     ------------     ------------     ------------      --------------
                                       80,931          408,034          647,208        1,404,922          14,992,542

Operating loss                        (80,931)        (408,034)        (647,208)      (1,404,922)        (14,992,542)

Other income (expense):

   Interest income                          1           43,792           43,751           87,635             132,528

   Interest expense                   (74,164)        (167,851)        (382,483)        (521,664)         (2,565,305)
                                 ------------     ------------     ------------     ------------      --------------
                                      (74,163)        (124,059)        (338,732)        (434,029)         (2,432,777)

Net Loss                             (155,094)        (532,093)        (985,940)      (1,838,951)        (17,425,319)

Preferred stock dividends                   -                -                -                -            (130,000)

                                 ------------     ------------     ------------     ------------      --------------
Net loss allocable to
   common stockholders           $   (155,094)    $   (532,093)    $   (985,940)    $ (1,838,951)     $  (17,555,319)
                                 ============     ============     ============     ============      ==============

Net loss per common share
   basic and diluted             $      (0.00)    $      (0.00)    $      (0.01)    $      (0.02)
                                 ============     ============     ============     ============

Weighted average number
   of common shares
   outstanding                    131,777,287      119,344,095      126,267,798      116,399,438
                                 ============     ============     ============     ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                From inception
                                                          September, 30      September 30,     March 1, 1997 to
                                                               2008               2007        September 30, 2008
                                                          -------------      -------------    ------------------
Cash Flows from Operating Activities:
   Net Loss                                               $   (985,940)      $ (1,838,951)      $  (17,425,319)


   Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation                                               5,715              7,311               41,926
      Issuance of common stock for services                    208,000            837,000            6,258,315
      Issuance of common stock for
         nullification fee                                           -                  -              375,000
      Issuance of common stock for accrued
         bonus                                                       -                  -              750,000
      Interest expense from the issuance of
         common stock                                          150,000             35,012              709,088
      Accretion of debt issuance costs                               -            303,750              450,000
   Changes in assets and liabilities:
      Prepaid expenses                                           1,420               (446)                (375)
      Accounts payable and accrued expenses                    116,801             72,779            1,238,567
      Accrued expenses - related party                         160,000            175,000            1,410,000
      Accrued settlement obligation                                  -                  -              650,000
                                                          ------------       ------------       --------------
         Net cash used in operating activities                (344,004)          (408,548)          (5,542,798)

Cash flows from Investing Activities:
   Payments to acquire fixed assets                             (2,481)            (4,195)             (49,850)
   Proceeds from Note Receivable                                     -                  -             (500,000)
                                                          ------------       ------------       --------------
         Net cash used in investing activities                  (2,481)            (4,195)            (549,850)

Cash flows from Financing Activities:
   Proceeds from notes payable, short term debt                      -             20,000            2,103,239
   Proceeds from notes payable, due to
    related parties                                            161,000            100,000              286,000
   Payment on notes payable, short term debt                         -            (20,000)             (20,000)
   Payment on notes payable, due to
    related parties                                             (6,000)                 -               (6,000)
   Proceeds from the sale of preferred stock                         -                  -              150,000
   Proceeds from the sale of common stock                      135,000            320,000            3,665,000


   Proceeds from common stock payable                           20,000                  -               20,000
   Payments for loan fees                                            -                  -              (50,000)
   Payments for deferred financing costs                             -            (50,000)             (50,000)
                                                          ------------       ------------       --------------
         Net cash provided by financing
         activities                                            310,000            370,000            6,098,239
                                                          ------------       ------------       --------------

Net (decrease) increase in cash                                (36,485)           (42,743)               5,591
Cash, beginning of year                                         42,076             76,241                    -
                                                          ------------       ------------       --------------
Cash, end of quarter                                      $      5,591       $     32,498       $        5,591
                                                          ============       ============       ==============

Cash paid for:
   Interest                                               $         56       $     43,750       $       93,053
   Income Taxes                                           $          -       $          -       $            -

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                  (UNAUDITED)

Supplemental schedule of non-cash Investing and Financing Activities:
   Common stock issued for financing costs                $          -       $          -       $      988,300
   Common stock issued for loan collateral                $          -       $          -       $      750,000
   Deferred construction costs, adjusted
      to fair value                                       $     70,313       $    196,875       $      112,500
   Conversion of preferred shares                         $          -       $          -       $       12,600
   Common stock issued as acquisition deposit             $          -       $          -       $      750,000
   Common stock cancelled due to business
      combination cancellation                            $    375,000       $          -       $      375,000
   Common stock payable                                   $     75,000       $          -       $       75,000

























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

The accompanying Condensed Consolidated Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets of the Company at September 30, 2008, the condensed consolidated results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $985,940 and $1,838,951 for the nine months ended September 30, 2008 and 2007, and a working capital deficiency of $5,111,581 at September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

RECLASSIFICATION
----------------

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

New Accounting Pronouncements
-----------------------------

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60," ("SFAS No. 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

Note 2. Stockholders' Deficit

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001 and 50,000,000 shares of preferred stock. For our preferred stock we have designated two series: 1,500,000 shares of Series A Preferred Stock and 10,000,000 shares of Series B Preferred Stock both with a par value of $0.001.

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement Western Architectural acquisition. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement for this rescinded acquisition. We have accounted for the 500,000 excess shares as a common stock payable due for $75,000 to Western at September 30, 2008.

In March 2008, the Company issued 1,000,000 shares of common stock for $50,000 cash or $0.05 per share.

In April 2008, the Company issued 625,000 shares of common stock for $25,000 cash or $0.04 per share.

In April 2008, the Company issued 2,375,000 shares of common stock for professional services rendered for total compensation of $98,000 or $0.04 per share.

In May 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash or $0.03 per share.

In June 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash of $0.03 per share.

In June 2008, the Company issued 5,200,000 shares of common stock for professional services and interest expense for $260,000 or $0.05 per share.

No preferred share transactions occurred during the three months ending September 30, 2008.

Note 3. Related Party Transactions and Acquisitions

Related Party Transactions
--------------------------

During the quarters ended September 30, 2008 and 2007, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, LLC for a total of $105,000 in each quarter. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary. The Company also paid to Synthetic Systems , LLC office rent expenses of approximately $25,912 and $26,869, and furniture and equipment lease of $10,350 or $1,150 per month as of September 30, 2008 and 2007, respectively.

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

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the

Securities Act of 1933. As of September 30, 2008, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the period end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

In March 2007, we received advances in the amounts of $100,000 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of September 30, 2008, no payments have been made to Western.

On July 28, 2008, we received a $6,000 note payable from our Secretary. The note was due upon demand and had an interest rate of 12% per annum. The note and accumulated interest was paid in full on August 25, 2008.

As of September 30, 2008, we have received advances in the amounts of $180,000 from our Chief Operating Officer, who is also the Chief Executive Officer of Western. The amounts are unsecured, carry no interest and are due upon demand. As of September 30, 2008, no payments have been made toward the advances .

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

On March 30, 2007, Voyager and Western were not able to come to acceptable terms with regards to the needed changes to the LLC operating agreement. The Agreement was cancelled since the transaction did not meet all the requirements of Section
2.02 of the Agreement and was deemed to have never closed.

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

In 2006, we issued a certificate for 2,000,000 shares and a separate certificate for 3,000,000 shares for the total 5,000,000 shares required under the agreement. On February 7, 2008, the share certificate for 3,000,000 shares was sent to the Company as part of the 2,500,000 shares required to be returned under the March 30, 2007 nullification agreement. We have accounted for the 500,000 excess shares as a common stock payable due for $75,000 to Western at September 30, 2008.

Note 4. Fair Value

In accordance with FAS 157, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                         Fair Value at September 30, 2008
                               Total        Level 1       Level 2       Level 3
                             ---------------------------------------------------
Assets:
Deferred construction costs  $ 112,500     $ 112,500     $       -     $       -
                             ---------------------------------------------------
                             $ 112,500     $ 112,500     $       -     $       -
                             ===================================================

Liabilities:
  None                       $       -     $       -     $       -     $       -
                             ---------------------------------------------------
                             $       -     $       -     $       -     $       -
                             ===================================================

Note 5. Notes Due

On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western in this debt which bears interest of 14% (unless in default then 18%) and is due within one year from the date of the note. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). As of September 30, 2008, management is negotiating with the note holder to extend the terms of the note. Although management has ongoing negotiations to extend the terms of the agreement, technically per the agreement we are in default. Interest of $112,500 at 18% has been accrued through September 30, 2008.

Note 6. Extinguishment of Accrued Expense

On August 12, 2002, the Company entered into a consulting agreement with an independent third party to assist us in financing objectives. Per the agreement, the Company was required to pay a $100,000 commitment fee which we accrued at the time expecting performance from the third party. Performance never occurred and the commitment fee was not paid; therefore, the agreement was never executed.

In accordance with the Nevada statute of limitations law, the Company's promise to pay has expired and was written off, resulting in a $100,000 decrease in consulting fees as of September 30, 2008.

Note 7. Subsequent Events

Subsequent to the quarter ended September 30, 2008, we issued 250,000 shares of common stock for services valued at $10,000 or $0.04 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 ("2008") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007 ("2007")

Results of operations consist of the following:

                                     September 30, 2008   September 30, 2007   $ Change   % Change
 Revenue                                  $      -             $       -      $       -       - %
 General and administrative expenses        80,931               408,034       (327,103)    (80)%
                                     ------------------------------------------------------------
 Operating loss                            (80,931)            $(408,034)     $ 327,103     (80)%

As of September 30, 2008, we have not constructed an Observation Wheel and therefore have not generated revenues.

The decrease in general and administrative expenses of 80% is due primarily to a decrease in professional fees and loan expenses. In the third quarter of 2008, $100,000 in unpaid consulting fees relating to a non-fully executed contract were written off under Nevada statute of limitation as stated in Note 6 of our financial statements. Additionally, other professional fees decreased to $33,633 as of September 30, 2008 compared to $324,617 as of September 30, 2007 because fewer consultants were engaged for the project in the third quarter of 2008 compared to September 30, 2007.

Other general and administrative expenses have decreased to $32,322 as of September 30, 2008 from $66,752 as of September 30, 2007 primarily because we recognized a non-recurring loan fee of $18,750 in 2007 for extending our Diversified Lending, Inc. note payable as stated in Note 5 of our financial statements.

The decrease in expenses is also contributable to fewer travel and meeting expenses with investors, a decrease in utilities and fewer purchases of office supplies this quarter. Additionally, we experienced a decrease in interest expense of $93,687 and a decrease in interest income of $43,971 as of September 30, 2008 compared to September 30, 2007 due to loan origination costs being fully amortized as of September 30, 2007. Furthermore, the Diversified Lending promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so that Diversified Lending maintains a 4% ownership in the Company. As of September 30, 2008, there were no additional shares to be issued. Interest expenses relating to the anti-dilution clause was $0 and $26,259 as of September 30, 2008 and 2007, respectively.

Although there was a general decrease in interest expense for the third quarter of 2008, we did experience an increase in interest expense of $12,500 relating to the accrued interest on the Diversified note payable as of September 30, 2008 compared to September 30, 2007. As stated in Note 5 of our financial statements, this increase is due to an increase in the interest rate due to the default on the loan. As of April 1, 2008, we began accruing interest at a rate of 18% up from 14% in accordance with the agreement.

All other costs in the third quarter of 2008 remained relatively consistent compared to September 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 ("2008") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007 ("2007")

Results of operations consist of the following:

                                     September 30, 2008   September 30, 2007   $ Change   % Change
 Revenue                                  $       -           $         -     $       -       - %
 General and administrative expenses        647,208             1,404,922      (757,714)    (54)%
                                     ------------------------------------------------------------
 Operating loss                           $(647,208)          $(1,404,922)    $ 757,714     (54)%

The decrease in general and administrative expenses of 54% is due primarily to the decrease in professional and consulting fees as well as loan fees.

Professional fees decreased to $512,288 as of September 30, 2008 compared to $1,238,434 as of September 30, 2007. The decrease is due to the engagement of fewer consultants used to acquire the real estate needed in connection with the project. As of September 30, 2008, we have settled on locations for the project and have no current need to reengage the consultants at this time. The decrease is also a result of the non-recurring nullification fee expense of $375,000 due to the cancelled Western Architectural merger in the first quarter of 2007 as stated in Note 3 of our financial statements. In August 2002, we entered into an agreement with an unrelated third party and recorded, but never paid, a consulting fee of $100,000 as the agreement was never finalized due to lack of perform from the third party. During the third quarter of 2008, the statute of limitations on the written contract expired allowing us to reverse the $100,000 consulting expense as stated in Note 6 of our financial statements. Additionally, a non-recurring loan fee of $18,750 was recognized in the third quarter of 2007 for the extension of the Diversified Lending note payable as stated in Note 5 of our financial statements.

We have experienced a decrease in utilities and travel and meeting expenses in 2008 compared to September 30, 2007. As we continue to seek further investment opportunities, total project costs of $28,973 as of September 30, 2008 increased compared to $20,798 as of September 30, 2007.

Additionally, a decrease in both interest income and expense was realized as of September 30, 2008 compared to September 30, 2007. Interest expense decreased due to loan origination costs of $270,000 that were fully amortized and recognized as interest expense as of September 30, 2007. Interest income decreased $43,884 as of September 30, 2008 compared to September 30, 2007 due to the expiration of the Diversified Lending note payable in the first quarter of 2008. Prior to the expiration of the note, we were recognizing $14,583 per month of interest income and expense for the interest paid for by Western Architectural. Six months of interest income and expense of $87,500 was recognized in 2007 compared to three months of $43,750 in 2008.

Although interest expense has decreased in the nine months ending September 30, 2008, we did experience an increase in interest expense of $25,000 relating to the accrued interest on the Diversified note payable as of September 30, 2008 compared to September 30, 2007. As stated in Note 5, this increase is due to an increase in the interest rate due to the default on the loan. As of April 1, 2008, we began accruing interest at a rate of 18% up from 14% in accordance with the agreement.

All other costs in the third quarter of 2008 remained relatively consistent when compared to September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We plan to focus primarily on the development of the Observation Wheel in Las Vegas the next twelve months.

                                            September 30, 2008  December 31, 2007    $ Change   % Change
Cash                                            $    5,591          $   42,076      $ (36,485)    (87)%
Accounts payable and accrued expenses           $2,654,308          $2,377,508      $ 276,800      12%
Total current liabilities                       $5,667,547          $5,235,747      $ 431,800       8%
Cash proceeds from the sale of common stock     $  135,000          $  390,000      $(255,000)    (65)%

We have financed our operations during the year primarily through the use of cash on hand and the aging of our payables.

As of September 30, 2008, we had total current liabilities of $5,667,547 compared to $5,235,747 as of December 31, 2007. The increase in total current liabilities is primarily due to an increase in Due to Related Parties and Accrued Interest. There was a $160,000 increase in Due to Related Parties as of September 30, 2008 compared to December 31, 2007. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and need for additional cash infusion from our related parties. Additionally, there was a $188,677 increase in accrued interest as of September 30, 2008 compared to December 31, 2007. As stated in Note 5, this increase is primarily due to accrued interest of $112,500 relating to the expiration of the Diversified Lending, Inc. note payable. As of April 1, 2008, we began accruing interest at a rate of 18% or $56,250 per quarter in accordance with the agreement on the defaulted note.

We had no long term liabilities as of September 30, 2008.

Cash decreased 87% as of September 30, 2008 due to payment of some of our payables throughout the first nine months of 2008. Additionally, our accounts payable decreased by approximately $80,000 as of September 30, 2008 compared to September 30, 2007 primarily due to the statute of limitations expiration in the third quarter of 2008 on a $100,000 expense recorded relating to an agreement that was never finalized or paid as stated in Note 6 of our financial statements.

We issued 3,625,000 shares of common stock for $135,000 cash in the first three quarters of 2008. In the third quarter of 2008, we received $20,000 for the purchase of common stock, however the sale is yet to be finalized and no shares were issued as of September 30, 2008.

We had $5,591 cash on hand as of September 30, 2008 compared to $42,076 as of December 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principle Financial Officer), our President and Principle Financial Officer has concluded that as of September 30, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principle Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's quarterly report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principle Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2008 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

Attestation report of the registered public accounting firm
-----------------------------------------------------------

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

Changes in Internal Controls
----------------------------

Based on the evaluation as of September 30, 2008, our Chief Executive Officer and Principle Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

                                    PART II

                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, the Company issued 1,000,000 shares of common stock for $50,000 cash or $0.05 per share.

In April 2008, the Company issued 625,000 shares of common stock for $25,000 cash or $0.04 per share.

In April 2008, the Company issued 2,375,000 shares of common stock for professional services rendered for total compensation of $98,000 or $0.04 per share.

In May 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash or $0.03 per share.

In June 2008, the Company issued 1,000,000 shares of common stock for $30,000 cash of $0.03 per share.

In June 2008, the Company issued 5,200,000 shares of common stock for professional services and interest expense for $260,000 or $0.05 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

The original line of credit bore interest at the rate of 12% per annum. This line of credit has expired and no principal or accrued interest has been paid back. Consequently, during the year ended December 31, 2003, the Company agreed to pay 100% interest related to this line of credit. As of September 30, 2008, interest of $605,000 has been accrued and included in accrued expenses in the accompanying consolidated financial statements.

As of September 30, 2008 and 2007, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. The debt holder has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay the debt. As collateral for the Loan and Security Agreement the debt holder filed a UCC-1 against the assets and intellectual property of the Company giving the debt holder the right to institute foreclosure proceedings against the Company. Foreclosure proceedings could be instituted at any time if the debt holder believes that he will not be repaid. As of the date of these financial statements the debt holder has not indicated any intentions to institute foreclosure proceedings.

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

As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). As of June 30, 2008, management is negotiating with the note holder to extend the terms of the note. Although management has ongoing negotiations to extend the terms of the agreement, technically per the agreement we are in default. Interest of $112,500 at 18% has been accrued through September 30, 2008.

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

ITEM 6 - EXHIBITS

(a) The following exhibits are filed with this report.

   31.1 Certification by Chief Executive and Financial Officer pursuant to Sarbanes Oxley Section 302.

   32.1 Certification by Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350.

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




                                  VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                  -----------------------------------------
                                               (Registrant)

  Dated November 12, 2008

                                          By: /s/ Richard Hannigan
                                              -----------------------------
                                              Richard Hannigan,
                                              President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By: /s/ Richard Hannigan
                                              -----------------------------
                                              Richard Hannigan, Sr.
                                              President/CEO/Director
                                              November 12, 2008


                                          By: /s/ Myong Hannigan
                                              -----------------------------
                                              Myong Hannigan
                                              Secretary/Treasurer/Director
                                              November 12, 2008


                                          By: /s/ Tracy Jones
                                              -----------------------------
                                              Tracy Jones
                                              COO/Director
                                              November 12, 2008