Form 10-Q/A
period 2008-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2008-12-24
CIK 1028394

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

                                EXPLANATORY NOTE

The sole purpose of this amendment to our Form 10-Q for September 30, 2008 is to remove the following paragraph from our 302 Certification:

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

EXHIBIT 31.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

    I, Richard L. Hannigan Sr., certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Voyager Entertainment International, Inc. for the nine months ended September 30, 2008;

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

Date: November 12, 2008
                                     /s/ Richard L. Hannigan, Sr.
                                     -------------------------------------------
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)