Form 10KSB/A
period 2007-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2009-01-14
CIK 1028394

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A
                               (Amendment No. 2)

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



Additionally, we have updated our 302 and 906 Certifications for this amended filing.

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