Form 10-K
period 2008-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2009-03-31
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

                        Commission file number: 00-33151

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

                  Registrant's Telephone Number: (702) 221-8070

     Securities registered under Section 12(b) of the Act: None

     Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer
[ ] Accelerated filer
[ ] Non-accelerated filer
[X] Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2008, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.04) was approximately $5,271,092.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 132,277,287 shares of common stock and 1,000,000 shares of Preferred Series B stock as of March 19, 2009.

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                December 31, 2008

                                TABLE OF CONTENTS

                                                                            Page
PART I
Item 1.  Business                                                             4
Item 1A. Risk Factors                                                         7
Item 1B. Unresolved Staff Comments                                            9
Item 2.  Properties                                                           9
Item 3.  Legal Proceedings                                                    9
Item 4.  Submission of Matters to a Vote of Security Holders                  9

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    10
Item 6.  Selected Financial Data                                              11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           18
Item 8.  Financial Statements and Supplementary Data                         F-1
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 44
Item 9A. Controls and Procedures                                              44
Item 9B. Other Information                                                    45

PART III
Item 10. Directors and Executive Officers and Corporate Governance            46
Item 11. Executive Compensation                                               48
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          50
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         53
Item 14. Principal Accountant Fees and Services                               54

PART IV
Item 15. Exhibits and Financial Statement Schedules                           56

SIGNATURES                                                                    58

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward- looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 7.

In this filing references to "Company," "we," "our," and/or "us," refers to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

                                     PART I

ITEM 1. BUSINESS.

HISTORY

Voyager Entertainment International, Inc. (the "Company"), a North Dakota corporation formerly known as Dakota Imaging, Inc., was formed on January 31, 1991. The Company is in the entertainment development business with plans to develop the world's tallest Observation Wheel within the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year. The Company's wholly- owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, and Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation. Voyager Ventures, Inc. was a dormant company and was discontinued as of December 31, 2007. All organizational costs were paid by the parent.

By written consent dated April 23, 2003, a majority of the Company's stockholders elected to reincorporate the Company in the State of Nevada, (pursuant to a reincorporation merger between the Company and its then wholly-owned subsidiary, Voyager Entertainment International, Inc. Nevada formed for the purpose of the reincorporation merger, and which constituent the company that survived the reincorporation merger). The reincorporation became effective on June 23, 2003. In connection with the reincorporation, the Company increased its authorized $0.001 par value common stock from 100,000,000 shares to 200,000,000 shares and its authorized Preferred Stock, $0.001 par value, from 25,000,000 shares to 50,000,000 shares.

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

OUR BUSINESS

Our current business plan is to build multiple observation ferris wheels ("Observation Wheels"). The Company is currently evaluating two site locations in Las Vegas, Nevada where the Observation Wheel could be constructed by the Company. If the Company is unsuccessful in obtaining a site and negotiating terms acceptable to both Voyager and a prospective property owner for a Las Vegas location, the Company will be required to identify a location outside of Las Vegas. An observation wheel could be constructed by a competitor before Voyager's Observation Wheel could be built in Las Vegas, forcing our management to focus its efforts elsewhere for a significant amount of time. While there are several locations outside of Las Vegas which are currently proposed, there can be no guarantees that the Company will obtain financing or any definitive agreements for any other locations.

L.V. Voyager Project
--------------------
For the past 7 years, through its subsidiaries, the Company has extensively planned and/or evaluated the available locations on the Las Vegas Strip as well as other off-strip locations in Las Vegas, Nevada for the construction of the L.V. Voyager Project.

The L.V. Voyager Project is intended to be designed as a visual icon and experience overlooking the "Las Vegas Strip". With 30 vehicles called Orbiters, the L.V. Voyager Project is intended to be a revolving ferris wheel that will overlook the Las Vegas Strip as it revolves higher than a 60-story building at approximately 600 feet. One rotation in an Orbiter will last approximately 27 minutes. Each Orbiter will be controlled by an on-board Navigator, who will be part entertainer and part steward, and who will also be skilled in life-safety and security. Due to lack of adequate financing, the Company has not been able to successfully launch the project.

The L.V. Voyager Project will be owned by the Company; however, it will be designed, developed, built and operated by Voyager Entertainment Holdings, Inc., ("VEHI"), a wholly-owned subsidiary of the Company. VEHI will manage the project pursuant to a performance-based contract between the Company and VEHI (and an as-yet unidentified partner of the Company). All covenants, restrictions and protocols will be detailed in the performance-based contract.

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

EMPLOYEES

As of December 31, 2008, we only had Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director, and Myong Hannigan, Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hannigan, Mr. Jones or our inability to attract and retain other qualified employees could have a material adverse effect on us.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Voyager has no transactions with foreign countries and operates solely in Las Vegas, Nevada.

AVAILABLE INFORMATION

The Company is required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission ("SEC") on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Voyager Entertainment International, Inc.'s Internet website is available for public viewing at http://www.voyager-ent.com.

REPORTS TO SECURITY HOLDERS

Security holders may obtain our annual and quarterly reports directly from the SEC Internet website. These reports are reviewed by an independent public accountant quarterly. Our annual reports filed on form 10-K contain financial information that has been examined and reported on, with an opinion expressed by an independent public accountant.

ITEM 1A. RISK FACTORS.

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

The Securities and Exchange Commission ("SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Financial Industry Regulatory Authority ("FINRA"), provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: Deliver a standardized risk disclosure document prepared by the SEC; Provide the customer with current bid and offers quotations for the penny stock; Explain the compensation of the broker-dealer and its salesperson in the transaction; Provide monthly account statements showing the market value of each penny stock held in the customer's account; Make a special written determination that the penny stock is a suitable investment for the purchaser and Provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

We may in the future issue additional shares of our common stock which would reduce investors' percentage ownership and may dilute our share value.

Our articles of incorporation authorize the issuance of 200,000,000 shares of $0.001 par value common stock. As of March 19, 2009, we have 132,277,287 shares of our common stock issued and outstanding. We are also authorized to issue 50,000,000 shares of Series A Preferred Stock at par value $0.001 with no face value, convertible to common stock at 10 to 1 and 10,000,000 shares of Preferred B Stock at par value $0.001 with a face value of $.10 convertible to common stock at 2 to 1 of which there are 1,000,000 shares of our Series B Preferred Stock outstanding. The future issuance of all or part of our remaining authorized common stock, Preferred Stock or any combination of either, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are a development stage company and have minimal operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

Since our reorganization in 2002, we have yet to generate revenues from operations and have been focused on organizational, start-up, market analysis and fund raising activities. Although we have a project to market, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our project, the level of our competition and our ability to attract and maintain key management and employees.

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

Although our common stock is listed on FINRA, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. During the fiscal years ending December 31, 2008 and 2007, our common stock sold at an average high of $0.07 and $0.24 respectively. The stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance, and could enhance the effect of any fluctuations that do relate to our operating results. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

Global Economy
--------------
Current and future conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition and cash flow.

Our business and operating results have been and will continue to be affected by worldwide economic conditions. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the global economy, our investors and potential investors may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential investors may delay or cancel plans to invest in our Company. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. If the global economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition, and cash flows could be materially adversely affected.

Operating in Foreign Countries
------------------------------
Currently we have a signed definitive agreement to build a Voyager Project in the UAE. Operating in a foreign country provides additional risks such as, permitting and licensing can be more difficult to obtain, obtaining personnel for the daily operations could present significant challenges, and if the local government were to become unstable, our results could be severely affected.

Since its inception, there has been no activity relating to the UAE agreement.

Acts of Terrorism
-----------------
Because the Voyager Project will depend upon tourism, if there is a terrorist attack in the city or country where the project is located, the anticipated results could be dramatically affected, including complete closure of the project.

Sarbanes-Oxley Act
------------------
We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

We currently lease 2,100 square feet of office space in Las Vegas, Nevada from Synthetic Systems, Inc., of which our President is the owner. We lease the office space at cost with no mark-up for approximately $2,850 per month on a month-to-month basis. We believe that the property leased from Synthetic Systems, Inc., is in reasonably good condition and is suitable for our current and anticipated needs for the near future. As Synthetic Systems, Inc. does not own the office space directly, all rental payments are made to the independent third party property owner.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA"), under the symbol "VEII". The following table sets forth the trading history of the Common Stock for each quarter of fiscal years ended December 31, 2008 and 2007, as reported by stockhouse.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                     High      Low
                                                     -----     ----
               2008
               ----
                           First Quarter              0.10     0.05
                           Second Quarter             0.06     0.03
                           Third Quarter              0.05     0.03
                           Fourth Quarter            0.045     0.02


               2007
               ----
                           First Quarter              0.35     0.03
                           Second Quarter             0.18     0.09
                           Third Quarter              0.26     0.10
                           Fourth Quarter             0.16     0.05

HOLDERS OF COMMON STOCK

As of March 19, 2009, we had approximately 98 active stockholders on record (not including shares held by brokers or in street name), of the 132,277,287 shares of common stock outstanding. The closing bid stock price on March 16, 2009 was $0.03.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2008, no options have been issued under this plan.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Equity securities that were sold by the Company for the fiscal year ending December 31, 2008 that were not registered under the Securities Act and were not previously included in a Quarterly Report filed on Form 10-Q or in a Current Report on Form 8-K are as follows:

In October 2008, the Company issued 250,000 shares of common stock for services valued at $10,000 or $0.04 per share.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

o Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2008.

EXECUTIVE SUMMARY

Voyager Entertainment International, Inc., formerly named Dakota Imaging, Inc., was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002, the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly-owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada Corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures' outstanding common stock. Pursuant to the terms of the merger, DSC merged with and into Ventures and ceased to exist, and Ventures became a wholly-owned subsidiary of the Company. As a result of the merger, Ventures was deemed to be the purchaser and surviving company for accounting purposes.

On January 30, 2002, Ventures entered into an agreement and Plan of Reorganization (the "Reorganization") with Outland Development, LLC ("Outland"), a limited liability company formed under the laws of the State of Nevada on March 1, 1997. Pursuant to the Reorganization, Ventures issued 15,000,000 shares of its common stock in exchange for 100% of Outland's membership interest.

This transaction was accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former members of Outland acquired or exercised control over a majority of the shares of the Company before and after the reorganization. Accordingly, the transaction was treated for accounting purposes as a recapitalization of Outland. Therefore, these consolidated financial statements represent a continuation of Outland, not Ventures.

The consolidated financial statements presented include the accounts of Outland from its inception (March 1, 1997) through December 31, 2008.

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

Plan of Operations
------------------
During the next 12 months, we are continuing our efforts on the development of the Observation Wheel in Las Vegas, Nevada; however, actual production will not commence until we have sufficient capital for construction and marketing. As of the year ending December 31, 2008, the Company did not have enough cash on hand to continue operations through the next year. However, from time-to-time the officers of the Company loan funds to provide for operations. There can be no guarantees that the Company's officers and directors will continue to loan funds to the Company on an ongoing basis. However, if we do not receive a substantial amount of funding it will be unlikely we can continue operations.

We have been successful in the past in selling our common stock in private transactions to provide for minimal operations. We plan to seek additional funding through debt transactions and the sale of our common stock either privately or publicly. There can be no guarantees we will continue to be successful in completing those transactions. The significant expenses for the Company consist of consulting fees that are primarily paid by the issuance of our common stock and the costs of being a public company and remaining current with our periodic filings.

We are not the traditional Company that has the standard research and development expenses. As a result, most of our research and development expenses consist of presentation materials and architectural designs. Upon funding of the project the initial expense will be engineering and architectural.

Our primary costs consist mainly of professional and consulting, legal and accounting fees along with those fees paid to related parties for rent expenses and printing expenses. As the project is being developed we are incurring additional architectural and travel related fees. If this project is successful there will be a significant increase in expenses for all aspects of the construction process to include an additional office set up, additional employees and continual travel.

We plan to focus primarily on the development of the Observation Wheel in Las Vegas over the next 12 months. Other than presentation materials, if a suitable site is acquired and selected, the primary focus will be on completing engineering and architectural specifications and starting the construction of an Observation Wheel.

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

LIQUIDITY

Years Ended December 31, 2008 and December 31, 2007.

                                                  December 31, 2008  December 31, 2007   $ Change     % Change
     Cash                                             $   15,234        $   42,076      $  (26,842)     (64%)
     Accounts payable and accrued expenses            $2,756,380        $2,377,508      $  378,872       16%
     Total current liabilities                        $5,829,619        $5,235,747      $  593,872       11%
     Cash proceeds from the sale of common stock      $  135,000        $  390,000      $ (255,000)     (65%)

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, issuance of stock for cash, and aging of our payables.

As of December 31, 2008, we had total current liabilities of $5,829,619 compared to $5,235,747 as of December 31, 2007. The 11% increase in total current liabilities is primarily a result of expenses incurred that are due to related parties, which remain unpaid. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion.

Although we had no long term liabilities as of December 31, 2008 or December 31, 2007, the maturity date of our note payable to Diversified Lending was extended until our first major financing. The result of the extension will be an increase in interest expense over the term of the payable. See Note 5 of our financial statements.

Accounts Payable
----------------
Our accounts payable decreased by approximately $80,000, or 77%, as of December 31, 2008 compared to December 31, 2007 primarily due to the statute of limitations expiration in the third quarter of 2008 on a $100,000 expense recorded relating to an agreement that was never finalized or paid as stated in
Note 8 of our financial statements.

For the year ending 2009, we anticipate to incur normal reoccurring expenses of $507,679 as a result of related party consulting, furniture and equipment lease, office cleaning, utilities, accounting, health insurance and rent expense.

Due to Related Parties
----------------------

                                                  December 31, 2008  December 31, 2007   $ Change     % Change
     Accrued Expenses - Related Party                 $1,470,000        $1,250,000      $  220,000       18%
     Due To - Related Party                              340,000           125,000         215,000      172%
                                                  ------------------------------------------------------------
     Total Related Party Liability                    $1,810,000        $1,375,000      $  435,000       32%

Due to Related Parties increased $220,000, or 18%, as of December 31, 2008 compared to December 31, 2007. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and need for additional cash infusion from our related parties.

Additionally, we received $215,000 in related party loans during the fiscal year ended December 31, 2008 compared to $125,000 during the fiscal year ended December 31, 2007. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of December 31, 2008, we owe $340,000 in related party loans and $1,470,000 for professional fees and unpaid bonuses for the fiscal years ending December 31, 2007 and 2006. No bonuses were issued for the fiscal year ending December 31, 2008. See Note 7 of our financial statements.

These related party trends are likely to continue throughout 2009 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

Accrued Expenses
----------------
Accrued Expenses increased $228,079, or 23%, as of December 31, 2008 compared to December 31, 2007 which consisted primarily of accrued interest. The increase is contributable to accrued interest of $71,432 on a settlement payable to an unrelated third party. See Note 6 of our financial statements. An additional increase of $131,250 and $22,903 relate to unpaid interest and the anti-dilution clause respectively, of the Diversified Lending, Inc. note payable. Until the payment of our loans, and their corresponding interest, can be made, upon our initial project financing, it is likely that our interest expense will continue to accumulate at a steady rate. See Note 5 of our financial statements.

CAPITAL RESOURCES

Cash decreased by $26,842, or 64%, as of December 31, 2008 due to the payment of some of our payables throughout 2008. Additionally, common stock issuances for cash decreased by $255,000, or 65%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. It is more likely than not that the issuance of shares for cash will continue to decrease in the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. For the year ended December 31, 2008, we issued common stock for $135,000 cash. An additional $60,000 was received for the purchase of common stock, however the related sales are yet to be finalized and no shares were issued as of December 31, 2008. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $15,234 cash on hand as of December 31, 2008 compared to $42,076 as of December 31, 2007. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is unlikely that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel will begin in the next twelve months. Assuming no such occurrences, our anticipated minimum cash payments for 2009 will be approximately $510,000.

There is no assurance we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions. Our failure to obtain sufficient funding may result in our need to halt operations until such funding can be obtained. A halt in operations could significantly setback the progress we have made in negotiating a project site and the related financing. Additionally, during this time, a stronger competitor may prevail with a similar project.

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

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have financed cash flow requirements through debt financing and issuance of common stock for cash and services. The acquisition of sufficient funding presents a challenge in the current economy that we may be unable to overcome. As we initiate operational activities, we may continue to experience net negative cash flows from operations, pending receipt of servicing or licensing fees, and will be required to obtain additional financing to fund operations through stock offerings and bank borrowings to the extent necessary to provide working capital.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2008 and December 31, 2007.

                                           December 31, 2008   December 31, 2007    $ Change   % Change
     Revenue                                  $      --           $      --       $      --        0%
     General and administrative expenses          812,680           2,015,286      (1,202,605)   (60%)
                                           ------------------------------------------------------------
     Operating loss                           $  (812,680)        $(2,015,286)    $ 1,202,605    (60%)

Revenues
--------
As of December 31, 2008, we have not constructed an Observation Wheel. We did not have any revenues for the fiscal years ending December 31, 2008 and 2007. There was no change in revenues from the year ending 2008 versus 2007 because we are still in the development stage and revenues will not be generated until operations of an Observation Wheel begin. We anticipate that revenue generating activities may be several years in the future, even if a site is negotiated, due to the construction that will be required.

Blue Prints/Project Costs
-------------------------
Blue Prints/Project Costs for the year ended December 31, 2008 were $32,004 which is $6,366, or 25%, more than the $25,638 of project costs incurred for the year ended December 31, 2007. Project costs are the expenses related to the materials used to attract investors. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. Our total project costs since inception are $195,940. Should we be able to continue our planning efforts, we expect that such an increase in project costs will be customary.

Operating Expenses
------------------
We had operating expenses of $812,680 for the year ended December 31, 2008 versus operating expenses of $2,015,286 for the year ended December 31, 2007 which primarily consisted of office rental expenses, legal and accounting fees and professional expenses.

The decrease in operating expenses for the year ending December 31, 2008 of $1,202,605, or 60%, was primarily due to fewer consulting contracts and the absence of a bonus awarded to management during the fiscal year ended December 31, 2008. Additionally, the decrease is attributed to the canceled business combination with Western Architectural Services, LLC ("Western") where, in 2007, we expensed a one time charge of $375,000 as an acquisition nullification fee that was paid with 3,750,000 shares of common stock. In general, we are reducing costs where able in an attempt to prolong our cash reserves.

If the Company receives funding for the L.V. Project, we expect these expenses to increase substantially, including support for employees that will be required and other operating expenses related to the construction of the project. Additionally, we anticipate issuing bonuses to management for services rendered at a time when the Company is more fiscally able.

Professional and Consulting Fees
--------------------------------
We paid professional and consulting fees of $643,478 for the year ending December 31, 2008 versus $1,430,364 for the year ending December 31, 2007 that attributed to a decrease of $786,886 or 55%.

Our primary expense is the issuance of common stock to consultants for services as a result of insufficient cash for payment for services. In 2008 we issued shares for services of $218,000 versus $532,000 in 2007. Consulting services rendered during the year ending December 31, 2008, decreased primarily due to the engagement of fewer consultants used to acquire the real estate needed in connection with the project. As of December 31, 2008, we have settled on locations for the project but have yet to agree upon a definitive site. We have no current need to reengage the consultants at this time. In the event that a project site is secured, we anticipate to incur consulting fees relating to the construction of the project.

In August 2002, we entered into an agreement with an unrelated third party and recorded, but never paid, a consulting fee of $100,000 as the agreement was never finalized due to lack of performance from the third party. During the third quarter of 2008, the statute of limitations on the written contract expired allowing us to reverse the $100,000 consulting expense as stated in Note 8 of our financial statements. Additionally, a non-recurring loan fee of $18,750 was recognized in the third quarter of 2007 for the extension of the Diversified Lending note payable as stated in Note 5 of our financial statements.

Additionally, we have expensed professional fees to Synthetic Systems, Inc. totaling $420,000. The charge from Synthetic Systems in 2008 equaled the 2007 charge, $420,000 in each year. For the fiscal year 2009, Synthetic System's fees increased by $2,000 per month. We anticipate these professional fees to total $444,000 for the next twelve months ending December 31, 2009. As of December 31, 2008, there is an accrued unpaid balance of $1,470,000 consisting of professional fees of $710,000 and bonuses in lieu of salaries of $760,000 that were incurred for the fiscal years ending 2007 and 2006. There were no bonuses issued for the year ending December 31, 2008. Synthetic Systems, Inc. is jointly controlled by our Chief Executive Officer and Secretary. See Note 7 of our financial statements.

Settlement and Nullification Fee Expense
----------------------------------------
In 2007, in association with the canceled business combination with Western we expensed a one time charge of $375,000 as an acquisition nullification fee that was paid with 3,750,000 shares of common stock. We did not incur any settlement expenses in 2008. See Note 7 of our financial statements.

Interest
--------
Our interest expense for the year ending December 31, 2008 was $419,418 versus $545,647 for the year ending December 31, 2007, resulting in a decrease in interest expense of $126,229, or 23%. The decrease is due to loan origination costs of $270,000 that were fully amortized and recognized as interest expense as of September 30, 2007. Until the payment of our loans, and their corresponding interest, can be made, upon our initial project financing, it is likely that our interest expense will continue to steadily increase. See Note 5 of our financial statements. Should additional funding be received by creditors, an increase in interest expense is likely to occur.

Interest income decreased $43,885, or 50%, as of December 31, 2008 compared to December 30, 2007 due to the expiration of the Diversified Lending note payable in the first quarter of 2008. Prior to the expiration of the note, we recognized $14,583 per month of interest income and expense for the interest paid for by Western Architectural. See Note 7 of our financial statements. Six months of interest income and expense of $87,500 was recognized in 2007 compared to three months of $43,750 in 2008. See Note 5 of our financial statements. We do not foresee the recognition of interest income in 2009.

NOTES PAYABLE

                         December 31, 2008  December 31, 2007   $ Change    % Change

     Related Party           $  340,000        $  125,000      $  215,000      172%
     Line of Credit             605,000           605,000            --          0%
     Diversified              1,250,000         1,250,000            --          0%
     Settlement Payable         878,239           878,239            --          0%
                         -----------------------------------------------------------
     Total Debt              $3,073,239        $2,858,239      $  215,000      172%

As of December 31, 2008, we recognized debt of $3,073,239 compared to $2,858,239. The increase of $215,000 is a result of related party loans as discussed above.

Our remaining debt obligations consist of loans due as a result of failed notes that, upon renegotiations with our creditors, are not considered in default and are to be paid upon our initial substantial project fundings. As of December 31, 2008, the total project funding required to repay our principal payments is $2,733,239. Per the terms of the modifications of the debts, the principal balance will not vary from this balance until payments have begun. However, certain obligations will continue to accrue interest until payment is made as discussed below.

Line of Credit
--------------
On November 15, 2002, we entered into a loan and security agreement with Mr. Dan Fugal, an unaffiliated individual, whereby Mr. Fugal was to provide us with a credit facility in the form of a secured line of credit not to exceed $2.5 million.

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

Diversified Lending
-------------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western in this debt which bears interest of 14% and is due upon our first substantial project funding. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500 for the fiscal year ended December 31, 2007. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). We accounted for Western's three months of interest due to the extension as both interest income and interest expense of $43,750 for the fiscal year ended December 31, 2008.

In February 2009, management and the note holder negotiated an amendment to the note payable, effective February 5, 2008, to extend the terms of the note. Per the amended agreement, the note is not in default and interest is to continue to be accrued on the principal balance of $1,250,000 at the original rate of 14% per annum. An original maturity date of one year from the issuance was amended so that the unpaid interest and principal balances are due sixty days pursuant to our first substantial project funding that exceeds $15,000,000. As of December 31, 2008, an aggregate balance of $1,381,250 remained unpaid.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2008 and 2007, respectively, our loan fees paid with common stock have been fully expensed and our loan collateral paid with common stock was $750,000 at both period end dates.

At December 31, 2008 and December 31, 2007, we accrued an additional $22,903 and $6,125 respectively, of interest relating to the year end dilution calculation. As a result, 532,231 additional shares are to be issued upon the publication of the financial statements.

As the loan collateral, loan fees and anti-dilution components of the agreement (as described above) are dominated in the Company's common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the President of Western Architectural Services, LLC.

Settlement Payable
------------------
Our loans and settlement payable have no stated interest rate, are due on demand and are unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $462,277 as of December 31, 2008 and $390,845 as of December 31, 2007.

The original loan balance was $228,239. The proceeds were received and used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1,460,000 was asserted by the lender. Although management believed the claims were frivolous, due to the additional resources needed by management to defend against these claims and the likely distraction of management's efforts from moving forward with the Company's business plan, a settlement agreement was executed with the lender in August 2003. Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing.

As of December 31, 2008, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $462,277 amounting to an aggregate of $1,340,516. One half of this amount, or $670,258 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2008. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements and does not participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008
                                DECEMBER 31, 2007

                                    CONTENTS

                                                                           Page
   REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   ON THE CONSOLIDATED FINANCIAL STATEMENTS                                 F-2

   CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets                                              F-3
   Consolidated Statements of Operations                                    F-4
   Consolidated Statement of Stockholders' Deficit                          F-5
   Consolidated Statements of Cash Flows                                   F-10

   Notes to Consolidated Financial Statements                              F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders
Voyager Entertainment International Inc. and Subsidiaries
Las Vegas, NV


We have audited the accompanying balance sheets of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (March 1, 1997) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from inception (March 1, 1997) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC
Henderson, NV
March 25, 2009

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31, 2008  December 31, 2007
                                                                        -----------------  -----------------
ASSETS

CURRENT ASSETS
   Cash                                                                    $     15,234       $     42,076
   Prepaids                                                                       1,862              1,793
   Deferred financing costs                                                      50,000             50,000
   Advances - related party                                                     500,000            500,000
                                                                           ------------       ------------
      Total current assets                                                      567,096            593,869

FIXED ASSETS, net of accumulated depreciation of
      $43,391 and $36,211, respectively                                           5,937             10,636
                                                                           ------------       ------------

                Total assets                                               $    573,033       $    604,505
                                                                           ============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $  1,286,380       $  1,127,508
   Accrued expenses - related party                                           1,470,000          1,250,000
   Note payable                                                               1,855,000          1,855,000
   Loans and settlement payable                                                 878,239            878,239
   Due to related parties                                                       340,000            125,000
                                                                           ------------       ------------
      Total current liabilities                                               5,829,619          5,235,747
                                                                           ------------       ------------

                Total liabilities                                             5,829,619          5,235,747


COMMITMENTS & CONTINGENCIES                                                        --                 --

STOCKHOLDERS' DEFICIT
   Preferred stock: $.001 par value; authorized 50,000,000 shares
      Series A - 1,500,000 designated, none outstanding                            --                 --
      Series B - 10,000,000 designated, 1,000,000 outstanding                     1,000              1,000
   Common stock: $.001 par value; authorized 200,000,000 shares;
      issued and outstanding:132,027,287 and 123,577,287 respectively           132,027            123,577
   Additional paid-in capital                                                12,937,489         12,991,376
   Deferred construction costs paid with common stock                           (84,375)          (182,813)
   Loan collateral paid with common stock                                      (750,000)          (750,000)
   Receivable for return of stock related to canceled acquisition                  --             (375,000)
   Common stock payable                                                         135,000               --
   Accumulated deficit during the development stage                         (17,627,727)       (16,439,382)
                                                                           ------------       ------------

      Total stockholders' deficit                                            (5,256,586)        (4,631,242)
                                                                           ------------       ------------

                Total liabilities and
                stockholders' deficit                                      $    573,033       $    604,505
                                                                           ============       ============

                  The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       From inception
                                                     December 31,      December 31,   March 1, 1997 to
                                                         2008              2007       December 31, 2008
                                                     ------------      ------------   -----------------
Revenues                                             $        --       $        --       $        --

Operating Expenses:
   Professional and consulting fees                        643,478         1,430,364        12,733,563
   Project costs                                            32,004            25,638           195,940
   Depreciation                                              7,180             9,706            43,391
   Settlement expense & nullification fee expense             --             375,000         1,025,000
   Other expense                                           130,018           174,578         1,160,121
                                                     -------------     -------------     -------------
                                                           812,680         2,015,286        15,158,015

Operating loss                                            (812,680)       (2,015,286)      (15,158,015)

Other income (expense):
   Interest income                                          43,751            87,636           132,528
   Interest expense                                       (419,418)         (545,647)       (2,602,240)
                                                     -------------     -------------     -------------
                                                          (375,667)         (458,011)       (2,469,712)

Net Loss                                                (1,188,347)       (2,473,297)      (17,627,727)

Preferred stock dividends                                     --                --            (130,000)
                                                     -------------     -------------     -------------

Net loss allocable to common stockholders            $  (1,188,347)    $  (2,473,297)    $ (17,757,727)
                                                     =============     =============     =============


Net loss per common share - basic and
   diluted                                           $       (0.01)    $       (0.02)
                                                     =============     =============

Weighted average number of common
   shares outstanding                                  127,699,957       117,768,874
                                                     =============     =============

                  The accompanying notes form an integral part
                   of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               FROM INCEPTION (MARCH 1, 1997) TO DECEMBER 31, 2008

                                                   Preferred                Preferred
                                                Stock Series A           Stock Series B           Common stock
                                            ----------------------     -------------------    ---------------------
                                              Shares       Amount        Shares     Amount      Shares      Amount
                                            ----------     -------     ---------    ------    ----------    -------
Balance at inception - March 1, 2000
 (as restated for reorganization)                 --       $  --            --      $ --      15,000,000    $15,000

Net loss for the year ended
  December 31, 2001                               --          --            --        --            --         --
                                            ----------     -------     ---------    ------    ----------    -------
Balance at December 31, 2001                      --          --            --        --      15,000,000     15,000

Issuance of stock for cash and
  services (pre-merger)                      2,160,000       2,160          --        --            --         --

Conversion of preferred stock
  to common stock                             (660,000)       (660)         --        --       6,600,000      6,600

Acquisition of net assets of Dakota               --          --            --        --      11,615,000     11,615

Issuance of common stock for cash
  February 15, 2002                               --          --            --        --         800,000        800

Issuance of common stock for services
  April 2002                                      --          --            --        --         200,000        200

Issuance of common stock for
  Architectural agreement - May 2002              --          --            --        --       2,812,500      2,813

Issuance of common stock for cash
  June 2002                                       --          --            --        --          50,000         50

Issuance of common stock for
  Architectural agreement - October 2002          --          --            --        --         600,000        600

Issuance of common stock for
  financing costs - November 2002                 --          --            --        --         650,000        650

Issuance of stock for services
  October 2002                                    --          --            --        --         325,000        325

Net loss for the year ended
  December 31, 2002                               --          --            --        --            --         --
                                            ----------     -------     ---------    ------    ----------    -------
Balance at December 31, 2002                 1,500,000       1,500          --        --      38,652,500     38,653

Issuance of common stock for
  financing costs - June 2003                     --          --            --        --       2,600,000      2,600

Issuance of preferred stock for cash
  June 2003                                       --          --       1,000,000     1,000          --         --

Issuance of preferred stock for cash
  August 2003                                     --          --         500,000       500          --         --

Issuance of common stock for cash
  September 2003                                  --          --            --        --         769,222        769

BCF associated with preferred stock               --          --            --        --            --         --

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                       --          --            --        --            --         --

                                                                                                           Deficit
                                                                                                         accumulated
                                          Additional   Deferred                                           during the       Total
                                           paid-in   construction Acquisition  Loan      Loan    Stock   development   stockholders'
                                           capital       costs      Deposit  collateral   Fee   Payable     stage         deficit
                                        ------------- ----------  ---------- ----------  -----  ------- -------------  -------------
Balance at inception - March 1, 2000
 (as restated for reorganization)              20,000          --         --         --     --       --   $   (87,193)     (52,193)

Net loss for the year ended
  December 31, 2001                                --          --         --         --     --       --      (101,432)    (101,432)
                                        ------------- -----------  --------- ----------  -----  -------   ------------   ----------
Balance at December 31, 2001                   20,000          --         --         --     --       --      (188,625)    (153,625)

Issuance of stock for cash and
  services (pre-merger)                        25,840          --         --         --     --       --            --        28,000

Conversion of preferred stock
  to common stock                             (5,940)          --         --         --     --       --            --            --

Acquisition of net assets of Dakota          (11,615)          --         --         --     --       --            --            --

Issuance of common stock for cash
  February 15, 2002                           399,200          --         --         --     --       --            --       400,000

Issuance of common stock for services
  April 2002                                  399,800          --         --         --     --       --            --       400,000

Issuance of common stock for
  Architectural agreement - May 2002       18,138,722 (18,141,535)        --         --     --       --            --            --

Issuance of common stock for cash
  June 2002                                   149,950          --         --         --     --       --            --       150,000

Issuance of common stock for
  Architectural agreement - October 2002      162,000    (162,600)        --         --     --       --            --            --

Issuance of common stock for
  financing costs - November 2002             162,500          --         --         --     --       --            --       163,150

Issuance of stock for services
  October 2002                                 74,750          --         --         --     --       --            --        75,075

Net loss for the year ended
  December 31, 2002                                --          --         --         --     --       --    (1,754,327)  (1,754,327)
                                        ------------- -----------  --------- ----------  -----  -------   ------------   ----------
Balance at December 31, 2002               19,515,207 (18,304,135)        --         --     --       --    (1,942,952)    (691,727)

Issuance of common stock for
  financing costs - June 2003                 309,400          --         --         --     --       --            --       312,000

Issuance of preferred stock for cash
  June 2003                                    99,000          --         --         --     --       --            --       100,000

Issuance of preferred stock for cash
  August 2003                                  49,500          --         --         --     --       --            --        50,000

Issuance of common stock for cash
  September 2003                               99,231          --         --         --     --       --            --       100,000

BCF associated with preferred stock           130,000          --         --         --     --       --            --       130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                 (130,000)          --         --         --     --       --            --     (130,000)

                                                   Preferred                Preferred
                                                Stock Series A           Stock Series B           Common stock
                                            ----------------------     -------------------    ---------------------
                                              Shares       Amount        Shares     Amount      Shares      Amount
                                            ----------     -------     ---------    ------    ----------    -------
Issuance of common stock for services
  September 2003                                    --          --            --        --       625,000        625

Issuance of common stock for cash
  December 2003                                     --          --            --        --     2,307,692      2,308

Issuance of common stock for cash
  December 2003                                     --          --            --        --     1,538,461      1,538

Issuance of common stock for cash
  December 2003                                     --          --            --        --     1,538,461      1,538

Issuance of common stock for cash
  December 2003                                     --          --            --        --       192,308        192

Issuance of common stock for cash
  December 2003                                     --          --            --        --       384,616        385

Issuance of preferred stock for
  service RP - December 2003                        --         --      2,500,000     2,500            --         --

Issuance of common stock for services
  December 2003                                     --          --            --        --     1,163,000      1,163

Net loss for the year ended 12/31/03                --          --            --        --            --         --
                                            ----------     -------     ---------    ------    ----------    -------
Balance at December 31, 2003                 1,500,000     $ 1,500     4,000,000    $4,000    49,771,260    $49,771
                                            ==========     =======     =========    ======    ==========    =======
Issuance of common stock for cash
  January 2004                                      --          --            --        --       192,307        192

Issuance of common stock for cash
  February 2004                                     --          --            --        --       384,614        385

Issuance of common stock for cash
  February 2004                                     --          --            --        --       250,000        250

Issuance of common stock for cash
  February 2004                                     --          --            --        --       500,000        500

Issuance of common stock for services
  February 2004                                     --          --            --        --       425,000        425

Issuance of common stock for services
  February 2004                                     --          --            --        --       150,000        150

Issuance of common stock for services
  February 2004                                     --          --            --        --       150,000        150

Conversion of preferred stock to
  common stock March 2004                     (500,000)       (500)           --        --     5,000,000      5,000

Conversion of preferred stock to
  common stock March 2004                     (500,000)       (500)           --        --     5,000,000      5,000

Issuance of common stock for cash
  March 2004                                        --          --            --        --       384,614        385

Issuance of common stock for services
  June 2004                                         --          --            --        --       650,000        650

Issuance of common stock for cash
  September 2004                                    --          --            --        --       333,333        333

Issuance of common stock for cash
  October 2004                                      --          --            --        --     1,000,000      1,000

Issuance of common stock for services
  October 2004                                      --          --            --        --       500,000        500

                                                                                                           Deficit
                                                                                                         accumulated
                                          Additional    Deferred                                          during the       Total
                                           paid-in    construction Acquisition  Loan      Loan    Stock   development  stockholders'
                                           capital       costs       Deposit  collateral   Fee   Payable     stage        deficit
                                        -------------  ----------  ---------- ----------  -----  ------- ------------  -------------
Issuance of common stock for services
  September 2003                               99,375          --          --        --      --       --            --      100,000

Issuance of common stock for cash
  December 2003                               297,692          --          --        --      --       --            --      300,000

Issuance of common stock for cash
  December 2003                               198,462          --          --        --      --       --            --      200,000

Issuance of common stock for cash
  December 2003                               198,462          --          --        --      --       --            --      200,000

Issuance of common stock for cash
  December 2003                                24,808          --          --        --      --       --            --       25,000

Issuance of common stock for cash
  December 2003                                49,615          --          --        --      --       --            --       50,000

Issuance of preferred stock for
  service RP - December 2003                2,347,500          --          --        --      --       --            --    2,350,000

Issuance of common stock for services
  December 2003                               847,827          --          --        --      --       --            --      848,990

Net loss for the year ended 12/31/03               --          --          --        --      --       --   (5,943,895)   (5,943,895)
                                        ------------- ------------  ---------  ---------  -----  -------  ------------   ----------
Balance at December 31, 2003            $  24,136,079 $(18,304,135) $      --  $     --      --   $   --  $(7,886,847)   (1,999,632)
                                        ============= ============  =========  =========  =====  =======  ============   ==========
Issuance of common stock for cash
  January 2004                                 24,808          --          --        --      --       --            --       25,000

Issuance of common stock for cash
  February 2004                                49,615          --          --        --      --       --            --       50,000

Issuance of common stock for cash
  February 2004                                99,750          --          --        --      --       --            --      100,000

Issuance of common stock for cash
  February 2004                               199,500          --          --        --      --       --            --      200,000

Issuance of common stock for services
  February 2004                               318,325          --          --        --      --       --            --      318,750

Issuance of common stock for services
  February 2004                               119,850          --          --        --      --       --            --      120,000

Issuance of common stock for services
  February 2004                               119,850          --          --        --      --       --            --      120,000

Conversion of preferred stock to
  common stock March 2004                     (4,500)          --          --        --      --       --            --           --

Conversion of preferred stock to
  common stock March 2004                     (4,500)          --          --        --      --       --            --           --

Issuance of common stock for cash
  March 2004                                   49,615          --          --        --      --       --            --       50,000

Issuance of common stock for services
  June 2004                                   322,350          --          --        --      --       --            --      323,000

Issuance of common stock for cash
  September 2004                               49,667          --          --        --      --       --            --       50,000

Issuance of common stock for cash
  October 2004                                149,000          --          --        --      --       --            --      150,000

Issuance of common stock for services
  October 2004                                 54,500          --          --        --      --       --            --       55,000

                                                   Preferred                Preferred
                                                Stock Series A           Stock Series B           Common stock
                                            ----------------------     -------------------    ---------------------
                                              Shares       Amount        Shares     Amount      Shares      Amount
                                            ----------     -------     ---------    ------    ----------    -------
Net loss for the year ended
  December 31, 2004                                 --          --            --        --            --         --
                                            ----------     -------     ---------    ------    ----------    -------
Balance at December 31, 2004                   500,000     $   500     4,000,000    $4,000    64,691,128    $64,691
                                            ==========     =======     =========    ======    ==========    =======

Issuance of common stock for services
  January 2005                                      --          --            --        --       500,000        500

Issuance of common stock for cash
  February 2005                                     --          --            --        --       500,000        500

Issuance of common stock for services
  March 2005                                        --          --            --        --       500,000        500

Issuance of common stock for cash
  March 2005                                        --          --            --        --       375,000        375

Issuance of common stock for cash
  June 2005                                         --          --            --        --       666,667        667

Issuance of common stock for cash
  June 2005                                         --          --            --        --     2,000,000       2000

Issuance of common stock for cash
  July 2005                                         --          --            --        --       200,000        200

Issuance of common stock for cash
  July 2005                                         --          --            --        --       666,667        667

Issuance of common stock for cash
  July 2005                                         --          --            --        --       166,666        166

Conversion of preferred stock to common
  Stock August 2005                                 --          --   (2,500,000)   (2,500)     5,000,000      5,000

Issuance of common stock for cash
  September 2005                                    --          --            --        --       100,000        100

Issuance of common stock for cash
  September 2005                                    --          --            --        --       500,000        500

Issuance of common stock for cash
  November 2005                                     --          --            --        --       333,333        333

Issuance of common stock for cash
  November 2005                                     --          --            --        --       800,000        800

Issuance of common stock for cash
  November 2005                                     --          --            --        --       666,667        667

Issuance of common stock for cash
  December 2005                                     --          --            --        --       166,667        167

Net loss for the year ended
  December 31, 2005                                 --          --            --        --            --         --
                                            ----------     -------     ---------    ------    ----------    -------
Balance at December 31, 2005                   500,000     $   500     1,500,000    $1,500    77,832,795    $77,833
                                            ==========     =======     =========    ======    ==========    =======
Issuance of common stock for cash
 February 2006                                      --          --            --        --       166,667        167

Conversion of preferred series B stock
 To common stock April 2006                         --          --     (500,000)     (500)     1,000,000      1,000

Issuance of common stock for Services
 April 2006                                         --          --            --        --       950,000        950

                                                                                                           Deficit
                                                                                                         accumulated
                                          Additional    Deferred                                          during the       Total
                                           paid-in    construction Acquisition  Loan      Loan    Stock   development  stockholders'
                                           capital       costs       Deposit  collateral   Fee   Payable     stage        deficit
                                        -------------  ----------  ---------- ----------  -----  ------- ------------  -------------
Net loss for the year ended
  December 31, 2004                                --           --        --          --     --       --    (2,455,886)  (2,455,886)
                                        ------------- ------------  ---------  ---------  -----  -------  ------------   ----------
Balance at December 31, 2004            $  25,683,909 $(18,304,135) $      -- $       --     --  $    --  $(10,342,731)  (2,893,766)
                                        ============= ============  =========  =========  =====  =======  ============   ==========
Issuance of common stock for services
  January 2005                                 74,500           --         --         --     --       --            --       75,000

Issuance of common stock for cash
  February 2005                                99,500           --         --         --     --       --            --      100,000

Issuance of common stock for services
  March 2005                                  159,500           --         --         --     --       --            --      160,000

Issuance of common stock for cash
  March 2005                                   74,625           --         --         --     --       --            --       75,000

Issuance of common stock for cash
  June 2005                                    99,333           --         --         --     --       --            --      100,000

Issuance of common stock for cash
  June 2005                                   298,000           --         --         --     --       --            --      300,000

Issuance of common stock for cash
  July 2005                                    69,800           --         --         --     --       --            --       70,000

Issuance of common stock for cash
  July 2005                                    99,333           --         --         --     --       --            --      100,000

Issuance of common stock for cash
  July 2005                                    24,834           --         --         --     --       --            --       25,000

Conversion of preferred stock to common
  Stock August 2005                           (2,500)           --         --         --     --       --            --           --

Issuance of common stock for cash
  September 2005                               32,900           --         --         --     --       --            --       33,000

Issuance of common stock for cash
  September 2005                              164,500           --         --         --     --       --            --      165,000

Issuance of common stock for cash
  November 2005                                49,667           --         --         --     --       --            --       50,000

Issuance of common stock for cash
  November 2005                               119,200           --         --         --     --       --            --      120,000

Issuance of common stock for cash
  November 2005                                99,333           --         --         --     --       --            --      100,000

Issuance of common stock for cash
  December 2005                                24,833           --         --         --     --       --            --       25,000

Net loss for the year ended
  December 31, 2005                                --           --         --         --     --       --    (1,736,658)  (1,736,658)
                                        ------------- ------------  ---------  ---------  -----  -------  ------------   ----------
Balance at December 31, 2005            $  27,171,267 $(18,304,135) $      --  $      --     --  $    --  $(12,079,389)  (3,132,424)
                                        ============= ============  =========  =========  =====  =======  ============   ==========
Issuance of common stock for cash
 February 2006                                 24,833           --         --         --     --       --            --       25,000

Conversion of preferred series B stock
 To common stock April 2006                     (500)           --         --         --     --       --            --           --

Issuance of common stock for Services
 April 2006                                   141,550           --         --         --     --       --            --      142,500

                                                   Preferred                Preferred
                                                Stock Series A           Stock Series B           Common stock
                                            ----------------------     -------------------    ---------------------
                                              Shares       Amount        Shares     Amount      Shares      Amount
                                            ----------     -------     ---------    ------    ----------    -------
Issuance of common stock for Acquisition
 Deposit April 2006                                 --          --            --        --     3,000,000      3,000

Issuance of common Stock for services
 May 2006                                           --          --            --        --       100,000        100

Issuance of common stock for services
 June 2006                                          --          --            --        --       250,000        250

Conversion of Preferred Series A
To common Stock July 2006                    (500,000)       (500)            --        --     5,000,000      5,000

Issuance of common stock for loan
August 2006                                         --          --            --        --     4,000,000      4,000

Issuance of common Stock for collateral
August 2006                                         --          --            --        --     7,500,000      7,500

Issuance of common stock for services
 November 2006                                      --          --            --        --     9,812,500      9,813

Issuance of common stock as deposit
 For acquisition November 2006                      --          --            --        --     2,000,000      2,000

Issuance of common stock for additional
 Debt interest December 2006                        --          --            --        --       464,278        464

Issuance of common stock for cash
 December 2006                                      --          --            --        --       166,667        167

Issuance of common stock for services
 December 2006                                      --          --            --        --     1,600,000      1,600

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2006                                      --          --            --        --            --         --

Accretion of loan costs to interest
 Expense, December 2006                             --          --            --        --            --         --

Net loss as of December 31, 2006                    --          --            --        --            --         --
                                            ----------     -------     ---------    ------    -----------  --------

Balance at December 31, 2006                        --          --     1,000,000    $1,000    113,842,905  $113,843
                                            ==========     =======     =========    ======    ===========  ========
Issuance of common stock for services
 March 2007                                         --          --            --        --     1,000,000      1,000

Expense of Acquisition Deposit as
  Nullification Fee March 2007                      --          --            --        --            --         --

Issuance of common stock for services
 April 2007                                         --          --            --        --       500,000        500

Issuance of common stock for services
 May 2007                                           --          --            --        --     1,100,000      1,100

Issuance of common stock for interest
  April 2007                                        --          --            --        --        89,438         89

Issuance of common stock for Cash
 July 2007                                          --          --            --        --     2,000,000      2,000

Issuance of common stock for interest
 July 2007                                          --          --            --        --        39,800         40

Issuance of common stock for services
 August 2007                                        --          --            --        --     1,300,000      1,300

                                                                                                             Deficit
                                                                                                           accumulated
                                         Additional   Deferred                                             during the     Total
                                           paid-in  construction Acquisition    Loan       Loan   Stock    development stockholders'
                                           capital     costs       Deposit   collateral     Fee   Payable     stage       deficit
                                         ----------  ---------- -----------  ----------    -----  ------- ------------ -------------
Issuance of common stock for Acquisition
 Deposit April 2006                         447,000          --   (450,000)         --        --       --            --          --

Issuance of common Stock for services
 May 2006                                    15,900          --          --         --        --       --            --      16,000

Issuance of common stock for services
 June 2006                                   34,750          --          --         --        --       --            --      35,000

Conversion of Preferred Series A
To common Stock July 2006                   (4,500)          --          --         --        --       --            --          --

Issuance of common stock for loan
August 2006                                 396,000          --          --         --  (400,000)      --            --          --

Issuance of common Stock for collateral
August 2006                                 742,500          --          --   (750,000)       --       --            --          --

Issuance of common stock for services
 November 2006                              740,188          --          --         --        --       --            --     750,000

Issuance of common stock as deposit
 For acquisition November 2006              298,000          --   (300,000)         --        --       --            --          --

Issuance of common stock for additional
 Debt interest December 2006                 27,392          --          --         --        --       --            --      27,857

Issuance of common stock for cash
 December 2006                               24,833          --          --         --        --       --            --      25,000

Issuance of common stock for services
 December 2006                               91,400          --          --         --        --       --            --      93,000

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2006                         (18,107,260)  18,107,260          --         --        --       --            --          --

Accretion of loan costs to interest
 Expense, December 2006                          --          --          --         --   130,000       --            --     130,000

Net loss as of December 31, 2006                 --          --          --         --        --       --    (1,886,694) (1,886,694)
                                       ------------  ----------  ---------- ---------- ---------  -------  ------------- -----------

Balance at December 31, 2006           $ 12,043,353  $(196,875)  $(750,000) $(750,000) $(270,000) $    --  $(13,966,083) (3,774,762)
                                       ============  ==========  ========== ========== =========  =======  ============= ===========
Issuance of common stock for services
 March 2007                                  97,000          --          --         --        --       --            --      98,000

Expense of Acquisition Deposit as
  Nullification Fee March 2007                   --          --     375,000         --        --       --            --     375,000

Issuance of common stock for services
 April 2007                                  59,500          --          --         --        --       --            --      60,000

Issuance of common stock for services
 May 2007                                   114,400          --          --         --        --       --            --     115,500

Issuance of common stock for interest
  April 2007                                  6,171          --          --         --        --       --            --       6,260

Issuance of common stock for Cash
 July 2007                                  198,000          --          --         --        --       --            --     200,000

Issuance of common stock for interest
 July 2007                                    7,124          --          --         --        --       --            --       7,164

Issuance of common stock for services
 August 2007                                187,200          --          --         --        --       --            --     188,500

                                                   Preferred                Preferred
                                                Stock Series A           Stock Series B           Common stock
                                            ----------------------     -------------------    ---------------------
                                              Shares       Amount        Shares     Amount      Shares      Amount
                                            ----------     -------     ---------    ------    ----------    -------
Issuance of common stock for cash
 August 2007                                        --          --            --        --     1,200,000      1,200

Issuance of common stock for interest
 August 2007                                        --          --            --        --       149,369        149

Issuance of common stock for cash
 October 2007                                       --          --            --        --       100,000        100

Issuance of common stock for services
 November 2007                                      --          --            --        --       500,000        500

Issuance of common stock for cash
 December 2007                                      --          --            --        --     1,450,000      1,450

Issuance of common stock for services
 December 2007                                      --          --            --        --       200,000        200

Issuance of common stock for interest
 December 2007                                      --          --            --        --       105,775        106

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2007                                      --          --            --        --            --         --

Accretion of loan costs to interest
 Expense December 2007                              --          --            --        --            --         --

Net loss as of December 31, 2007                    --          --            --        --            --         --
                                            ----------     -------     ---------    ------   -----------   --------
Balance at December 31, 2007                        --     $    --     1,000,000    $1,000   123,577,287   $123,577
                                            ==========     =======     =========    ======   ===========   ========
Cancellation of shares in relation
 To Architecture Acquisition Rescission             --          --            --        --    (3,000,000)   (3,000)

Issuance of common stock for cash,
 March 2008                                         --          --            --        --     1,000,000      1,000

Issuance of common stock for cash,
 April 2008                                         --          --            --        --       625,000        625

Issuance of common stock for services,
 April 2008                                         --          --            --        --     2,375,000      2,375

Issuance of common stock for cash, May 2008         --          --            --        --     1,000,000      1,000

Issuance of common stock for cash, June 2008        --          --            --        --     1,000,000      1,000

Issuance of common stock for interest
 Expense and services, June 2008                    --          --            --        --     5,200,000      5,200

Issuance of common stock for cash,
 August 2008                                        --          --            --        --            --         --

Issuance of common stock for services,
 October 2008                                       --          --            --        --       250,000        250

Issuance of common stock for cash,
 December 2008                                      --          --            --        --            --         --

Fair market value adjustment to stock
 For Deferred Construction Costs,
 December 2008                                      --          --            --        --            --         --

Net loss as of December 31, 2008                    --          --            --        --            --         --
                                            ----------     -------     ---------    ------   -----------   --------
                                                    --     $    --     1,000,000    $1,000   132,027,287   $132,027
                                            ==========     =======     =========    ======   ===========   ========

                                                                                                            Deficit
                                                                                                          accumulated
                                          Additional   Deferred                                           during the       Total
                                            paid-in  construction Acquisition    Loan     Loan   Stock    development  stockholders'
                                            capital     costs       Deposit   collateral  Fee    Payable     stage        deficit
                                          ---------- ----------- ----------   ----------  -----  ------- ------------- -------------
Issuance of common stock for cash
 August 2007                                118,800           --         --         --       --       --            --      120,000

Issuance of common stock for interest
 August 2007                                 21,438           --         --         --       --       --            --       21,587

Issuance of common stock for cash
 October 2007                                 9,900           --         --         --       --       --            --       10,000

Issuance of common stock for services
 November 2007                               49,500           --         --         --       --       --            --       50,000

Issuance of common stock for cash
 December 2007                               58,550           --         --         --       --       --            --       60,000

Issuance of common stock for services
 December 2007                               19,800           --         --         --       --       --            --       20,000

Issuance of common stock for interest
 December 2007                               14,703           --         --         --       --       --            --       14,809

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2007                              (14,063)      14,063         --         --       --       --            --           --

Accretion of loan costs to interest
 Expense December 2007                           --           --         --         --  270,000       --            --      270,000

Net loss as of December 31, 2007                 --           --         --         --       --       --    (2,473,297)  (2,473,297)
                                        -----------    ---------- ---------- ---------- -------  -------  ------------- ------------
Balance at December 31, 2007            $12,991,376    $(182,813) $(375,000) $(750,000) $    --  $    --  $(16,439,382) $(4,631,242)
                                        ===========    ========== ========== ========== =======  =======  ============= ============
Cancellation of shares in relation
 To Architecture Acquisition
 Rescission                                (447,000)          --    375,000         --       --   75,000             --          --

Issuance of common stock for cash,
 March 2008                                  49,000           --         --         --       --       --             --      50,000

Issuance of common stock for cash,
 April 2008                                  24,375           --         --         --       --       --             --      25,000

Issuance of common stock for services,
 April 2008                                  95,625           --         --         --       --       --             --      98,000

Issuance of common stock for cash,
 May 2008                                    29,000           --         --         --       --       --             --      30,000

Issuance of common stock for cash,
 June 2008                                   29,000           --         --         --       --       --             --      30,000

Issuance of common stock for interest
 Expense and services, June 2008            254,800           --         --         --       --       --             --     260,000

Issuance of common stock for cash,
 August 2008                                     --           --         --         --       --   20,000             --      20,000

Issuance of common stock for services,
 October 2008                                 9,750           --         --         --       --       --             --      10,000

Issuance of common stock for cash,
 December 2008                                   --           --         --         --       --   40,000             --      40,000

Fair market value adjustment to stock
 For Deferred Construction Costs,
 December 2008                              (98,438)      98,438         --         --       --       --             --          --

Net loss as of December 31, 2008                 --           --         --         --       --       --    (1,188,347)  (1,188,347)
                                        -----------    ---------- ---------- ---------- ------- --------  ------------- ------------
                                        $12,937,489    $ (84,375) $      --  $(750,000) $    -- $135,000  $(17,627,727)  (5,256,586)
                                        ===========    ========== ========== ========== ======= ========  ============= ============

                  The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          From inception
                                                           December 31,    December 31,  March 1, 1997 to
                                                               2008            2007      December 31, 2008
                                                           ------------    ------------  -----------------
Cash Flows from Operating Activities:
    Net Loss                                               $(1,188,347)    $(2,473,297)    $(17,627,727)

    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Depreciation                                             7,180           9,706           43,391
        Issuance of common stock for services                  218,000         532,000        6,268,315
        Issuance of common stock for nullification fee            --           375,000          375,000
        Issuance of common stock for accrued
             bonus                                                --              --            750,000
        Interest expense from the issuance of
             common stock                                      150,000          49,820          709,088
        Accretion of debt issuance costs                          --           303,750          450,000

    Changes in assets and liabilities:
        Prepaid expenses                                           (68)         (1,793)          (1,862)
        Accounts payable and accrued expenses                  158,874          84,844        1,280,640
        Accrued expenses - related party                       220,000         625,000        1,470,000
        Accrued settlement obligation                             --              --            650,000
                                                           -----------     -----------     ------------
             Net cash used in operating activities            (434,361)       (494,970)      (5,633,155)

Cash flows from Investing Activities:
    Payments to acquire fixed assets                            (2,481)         (4,195)         (49,850)
    Proceeds from Note Receivable                                 --              --           (500,000)
                                                           -----------     -----------     ------------
        Net cash used in investing activities                   (2,481)         (4,195)        (549,850)

Cash flows from Financing Activities:
    Proceeds from notes payable, short term debt                  --           145,000        2,103,239
    Proceeds from notes payable, due to related parties        225,500            --            350,500
    Payment on notes payable, short term debt                     --           (20,000)         (20,000)
    Payment on notes payable, due to related parties           (10,500)           --            (10,500)
    Proceeds from the sale of preferred stock                     --              --            150,000
    Proceeds from the sale of common stock                     135,000         390,000        3,665,000
    Proceeds from common stock payable                          60,000            --             60,000
    Payments for loan fees                                        --              --            (50,000)
    Payments for deferred financing costs                         --           (50,000)         (50,000)
                                                           -----------     -----------     ------------
        Net cash provided by financing activities              410,000         465,000        6,198,239

Net (decrease) increase in cash                                (26,842)        (34,165)          15,234
Cash, beginning of year                                         42,076          76,241             --
                                                           -----------     -----------     ------------
Cash, end of year                                          $    15,234     $    42,076     $     15,234
                                                           ===========     ===========     ============

Cash paid for:
    Interest                                               $        83     $    32,997     $     93,080
    Income Taxes                                           $      --       $      --       $       --

                  The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                     From inception
                                                        December 31,  December 31,  March 1, 1997 to
                                                            2008          2007     December 31, 2008
                                                        ------------  ------------ -----------------
Supplemental schedule of non-cash Investing
  and Financing Activities:
   Common stock issued for financing costs               $     --      $     --       $  988,300
   Common stock issued for loan collateral               $     --      $     --       $  750,000
   Deferred construction costs, adjusted
      to fair value                                      $   98,438    $   14,063     $   84,376
   Conversion of preferred shares                        $     --      $     --       $   12,600
   Common stock issued as acquisition deposit            $     --      $     --       $  750,000
   Common stock cancelled due to business combination
      cancellation                                       $  375,000    $     --       $  375,000
   Common stock payable                                  $   75,000    $     --       $   75,000











                  The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND ORGANIZATION

Voyager Entertainment International, Inc. (the "Company"), a Delaware corporation formerly known as Dakota Imaging, Inc., was organized on January 31, 1991. The Company is in the entertainment development business with plans to develop the world's tallest Observation Wheel on the Las Vegas strip area. As the result of a reverse triangular merger that was completed in 2002, the financial statements are reflected from the period of inception of Outland Development in 1997. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year of December 31. On June 11, 2003, the Company became a Nevada Corporation.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company's wholly-owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, and Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation. Voyager Ventures, Inc. has been a dormant company and was discontinued as of December 31, 2007.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,188,347 and $2,473,297 for the years ended December 31, 2008 and 2007, and a working capital deficiency of $5,262,523 at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the L.V. Project, as well as other projects, and continually seek funding opportunities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash
----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 or December 31, 2007.

Concentrations
--------------
The Company maintains cash balances at a financial institution in Nevada. Accounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. From time to time the Company's cash balance may exceed the FDIC limits. At December 31, 2008 and December 31, 2007, the Company did not have any accounts in excess of the FDIC limits.

Due to the uniqueness of the Observation Wheel, we may encounter concentrations with certain vendors who specialize in this type of construction. As of December 31, 2008 and 2007, construction activities had not started.

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

Advertising and Marketing Costs
-------------------------------
Advertising and marketing costs are charged to operations as incurred. Advertising and marketing costs for the years ended December 31, 2008 and 2007 were $75 and $0, respectively.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.

NOTE 2. ADVANCES - RELATED PARTY

In 2006, the Company entered into a note with Diversified Lending, see Note 5. From the proceeds of the debt facility we issued $500,000 to Western Architectural Services, LLC ("Western") and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the President of Western. We have analyzed the collectability of this note as of December 31, 2008 and concluded that it is more likely than not that the note will be realized in full upon payment. No allowance for estimated uncollectability is necessary at December 31, 2008.

NOTE 3. FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                     December 31,  December 31,
                                        2008           2007
                                     --------------------------
        Computer equipment            $ 49,328       $ 46,847
        Accumulated depreciation       (43,391)       (36,211)
                                     --------------------------
                                      $  5,937       $ 10,636
                                     ==========================

NOTE 4. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                     December 31,  December 31,
                                        2008           2007
                                     --------------------------
        Accounts Payable             $   56,331      $  125,538
        Accrued Interest              1,230,049       1,001,970
                                     --------------------------
                                     $1,286,380      $1,127,508
                                     ==========================

NOTE 5. NOTES PAYABLE

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

As of December 31, 2008 and 2007, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. The debt holder has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay the debt. As collateral for the Loan and Security Agreement the debt holder filed a UCC-1 against the assets and intellectual property of the Company giving the debt holder the right to institute foreclosure proceedings against the Company. Foreclosure proceedings could be instituted at any time if the debt holder believes that he will not be repaid. As of the date of these financial statements the debt holder has not indicated any intentions to institute foreclosure proceedings.

This line of credit, in addition to our other debt obligations, is to be repaid upon our initial project funding.

Diversified Lending
-------------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western in this debt which bears interest of 14% and is due upon our first substantial project funding. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We accounted for this as both interest income and interest expense of $87,500 for the fiscal year ended December 31, 2008. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western Architecture paid to the Company $18,750 as their part of the loan extension). We accounted for Western's three months of interest due to the extension as both interest income and interest expense of $43,750 for the fiscal year ended December 31, 2008.

In February 2009, management and the note holder negotiated an amendment to the note payable, effective February 5, 2008, to extend the terms of the note. Per the amended agreement, the note is not in default and interest is to continue to be accrued on the principal balance of $1,250,000 at the original rate of 14% per annum. An original maturity date of one year from the issuance was amended so that the unpaid interest and principal balances are due sixty days pursuant our first substantial project funding exceeding $15,000,000. As of December 31, 2008, an aggregate balance of $1,381,250 remained unpaid.

This loan, in addition to our other debt obligations, is to be repaid upon our initial project funding.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2008 and 2007, respectively, our loan fees paid with common stock have been fully expensed and our loan collateral paid with common stock was $750,000 at both period end dates.

At December 31, 2008 and December 31, 2007, we accrued an additional $22,903 and $6,125 respectively, of interest relating to the year end dilution calculation. As a result, 532,231 additional shares are to be issued upon the publication of the financial statements.

As the loan collateral, loan fees and anti-dilution components of the agreement (as described above) are dominated in Company's common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet.

NOTE 6. LOAN AND SETTLEMENT PAYABLE

Our loans and settlement payable have no stated interest rate, are due on demand and are unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $462,277 as of December 31, 2008 and $390,845 as of December 31, 2007.

The original loan balance was $228,239 and the proceeds were received and used for operating capital during the year ended December 31, 2002. In March 2003, a claim of $1,460,000 was asserted by the lender. Although management believed the claims were frivolous, due to the additional resources needed by management to defend against these claims and the likely distraction of management's efforts from moving forward with the Company's business plan, a settlement agreement was executed with the lender in August 2003. Pursuant to the Settlement Agreement, the Company agreed to pay a settlement amount of an additional $650,000, without claiming any fault or wrong doing.

As of December 31, 2008, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $462,277 amounting to an aggregate of $1,340,516. One half of this amount, or $670,258 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2008. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

This settlement, in addition to our other debt obligations, is to be repaid upon our initial project fundings.

NOTE 7. RELATED PARTY TRANSACTIONS AND ACQUISITION

                                            December 31, 2008  December 31, 2007

        Accrued Expenses - Related Party
         Bonuses                                $  760,000        $  760,000
         Consulting Fees                        $  710,000        $  490,000
                                               -----------------------------
                                                $1,470,000        $1,250,000
        Due to Related Party
         Officer and Director Loans             $  210,000        $   25,000
         Western Loans                          $  130,000        $  100,000
                                               -----------------------------
                                                $  340,000        $  125,000

        Total Related Party Liability           $1,810,000        $1,375,000
                                               =============================


As of December 31, 2008, the Company had accrued expenses due to related parties of $1,470,000 and loans due to related parties of $340,000. We have a total liability to related parties of $1,810,000 as of December 31, 2008 compared to $1,375,000 as of December 31, 2007. The increase of $435,000, or 32%, is primarily due to the lack of funds to pay our related parties and our other creditors. As a result of the lack of funds, our related parties have provided loans to the Company throughout the operating year.

Synthetic Systems, Inc.
-----------------------
During the years ended December 31, 2007 and 2006, the Company awarded a bonus of $380,000 payable to Synthetic Systems, Inc., an entity jointly owned by its Chief Executive Officer and Secretary. No bonuses were issued for the year ending December 31, 2008.

During the years ended December 31, 2008 and 2007, the Company paid consulting fees of approximately $35,000 per month to Synthetic Systems, Inc., for a total of $420,000 in each year. The Company paid furniture and equipment lease of $13,800, or $1,150 per month, as of December 31, 2008 and 2007. The Company also paid on behalf of Synthetic Systems Inc., office rent expenses of $34,172 and $35,957 for the fiscal years ending December 31, 2008 and 2007, respectively.

At December 31, 2008, accrued expenses - related party consists of the $760,000 unpaid bonus balance plus $710,000 in unpaid consulting fees to Synthetic Systems discussed below.

Directors and Officers
----------------------
On occasion, our Officers and Directors will loan funds to the Company so that we can continue our operations.

In December, 2007, we borrowed $25,000 from our Chief Operating Officer. The amount is unsecured, carries no interest and is due upon demand.

During 2008, we borrowed $185,000 from our Chief Operating Officer. The amounts are unsecured, carry no interest and are due upon demand.

As an incentive for the borrowed funds, the Company issued the Chief Operating Officer 3,000,000 shares of common stock valued at $.05 per share on June 13, 2008. The issuance of common stock resulted in a $150,000 increase in interest expense.

During 2008, we borrowed and repaid $10,500 from our Secretary. In addition to the loans, we paid $83 in interest expense.

As of December 31, 2008, an aggregate amount of $210,000 remained payable to Officers and Directors of the Company.

Western Architectural Services, LLC
-----------------------------------
During February 2004, the Company paid $300,000 in cash to Western, an entity owned by the Company's Chief Operating Officer and director of the Company pursuant to a Contractor Agreement between Western and the Company to design and build a car for the Voyager project and conduct a feasibility study. As site locations have been modified for the project, the feasibility study has been modified by Western under this contract.

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

Western plans to sell the amount of common stock at the time, before, and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.02 to $0.11. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer, Tracy Jones, is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2006, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the year end closing price of our stock. The change in valuation adjusts additional-paid in capital due to the deferred construction cost nature of these shares. As of December 31, 2008 and 2007, respectively, the value of the deferred construction costs was $84,375 and $182,813, respectively.

In 2006, the Company entered into a note with Diversified Lending, see Note 5. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet.

In March 2007, we borrowed $100,000 from Western. The amount is unsecured, carries no interest and is due upon demand. In December 2008, we borrowed $30,000 from Western. The amount is unsecured, carries no interest and is due upon demand. As of December 31, 2008, an aggregate of $130,000 payable to Western remained.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock are to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per shares for a total value of $375,000. On February 7, 2008, the share certificate for 3,000,000 shares was returned to the Company under the March 30, 2007 agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western for $75,000 at December 31, 2008.

NOTE 8. EXTINGUISHMENT OF ACCRUED EXPENSE

On August 12, 2002, the Company entered into a consulting agreement with an independent third party to assist us in financing objectives. Per the agreement, the Company was required to pay a $100,000 commitment fee which we accrued at the time expecting performance from the third party. Performance never occurred and the commitment fee was not paid; therefore, the agreement was never executed.

In accordance with the Nevada statute of limitations law, the Company's promise to pay has expired and was written off, resulting in a $100,000 decrease in consulting fees as of December 31, 2008.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company shares office space with Synthetic Systems as previously disclosed in Note 7. The lease is a month to month sublease. The Company has no other commitments.

NOTE 10. STOCKHOLDERS' EQUITY

The authorized stock of the Company consists of 200,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. For our preferred stock we have designated two series: 1,500,000 shares of Series A Preferred Stock and 10,000,000 shares of Series B Preferred Stock.

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

In December 2007, the Company issued 1,450,000 shares of common stock as a result of shares purchased through a private placement offering for $60,000 or $0.04.

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

In March 2008, the Company issued 1,000,000 shares of common stock as a result of shares purchased through a private placement offering for $50,000 cash or $0.05.

In April 2008, the Company issued 625,000 shares of common stock as a result of shares purchased through a private placement offering for $25,000 cash or $0.04.

In April 2008, the Company issued 2,375,000 shares of common stock for professional services rendered. These shares were valued at the fair value on the date of grant for total compensation of $98,000 or $0.04.

In May 2008, the Company issued 1,000,000 shares of common stock as a result of shares purchased through a private placement offering for $30,000 cash or $0.03.

In June 2008, the Company issued 1,000,000 shares of common stock as a result of shares purchased through a private placement offering for $30,000 cash or $0.03.

In June 2008, the Company issued 5,200,000 shares of common stock for professional services rendered and interest expense incurred. These shares were valued at the fair value on the date of grant for total compensation of $260,000 or $0.05.

In October 2008, the Company issued 250,000 shares of common stock for services rendered. These shares were valued at fair value on the date of grant for total compensation of $10,000 or $0.04.

No preferred share transactions occurred as of December 31, 2008.

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2008, no options have been issued under this plan.

NOTE 11. INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The components of the Company's deferred tax asset as of December 31, 2008 and 2007 are as follows:

                                                  2008              2007
                                              -----------       -----------
        Net operating loss carry forward      $ 5,844,400       $ 5,428,500

        Valuation allowance                    (5,844,400)       (5,428,500)
                                              -----------       -----------

        Net deferred tax asset                $      --         $      --
                                              ===========       ===========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                  2008              2007
                                              -----------       -----------
        Tax at statutory rate                     (35%)             (35%)
        Change in valuation allowance              35%               35%
                                              -----------       -----------

        Effective income tax rate                   0%                0%
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

No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2028.

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company will file its U.S. federal return for the year ended December 31, 2008 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 12. SUBSEQUENT EVENTS

In February 2009, the Company issued 250,000 shares of common stock as a result shares purchased through a private placement offering for $5,000 cash or $0.02 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost- benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended December 31, 2008, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13(a)-15 or Rule 15(d)-15(f) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

             Name             Age           Positions and Offices Held
     -----------------------------------------------------------------------
     Richard Hannigan          60      President, CEO and Director
     Tracy Jones               57      Chief Operating Officer and Director
     Myong Hannigan            62      Secretary, Treasurer and Director

SIGNIFICANT EMPLOYEES

None.

FAMILY RELATIONSHIPS

Myong Hannigan is the wife of Richard Hannigan, President, Chief Executive Officer and Director of the Company.

BUSINESS EXPERIENCE AND DIRECTORSHIPS

President, CEO
--------------
Richard L. Hannigan, Sr., has been the Company's President and Chief Executive Officer and a Director since February 8, 2002. Mr. Hannigan also serves as the President, Chief Executive Officer and a Director of Voyager Entertainment Holdings, Inc., our wholly-owned subsidiary ("VEHI"). Mr. Hannigan has been President of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom designs for interior and exterior casino construction. Under Mr. Hannigan's control, Synthetic Systems, Inc. has been involved in several casino projects in Las Vegas, including the Luxor Hotel Casino, its interior themed areas and exterior main entry Sphinx. Prior to forming Synthetic Systems, Inc., Mr. Hannigan owned and operated two consulting and construction companies from 1983-1991. These companies, Architectural Services, Inc. and Architectural Systems, Inc., respectively, have been responsible for construction projects located in Las Vegas, Palm Springs, Los Angeles and Salt Lake City. Mr. Hannigan has also consulted for exterior glazing and exotic fenestrations on commercial as well as casino companies in Las Vegas.

Chief Operating Officer
-----------------------
Tracy Jones, has been the Company's Chief Operating Officer and became a Board member, on May 26, 2003. Mr. Jones also serves as the Chief Operating Officer of VEHI, our wholly-owned subsidiary. Mr. Jones formed Western Architectural Services, LLC ("Western") in 1982, as an architectural design and fabrication company. Over the past 20 years Mr. Jones has been instrumental in the development of "themed" environments for the Hotel/Casino, Restaurant, and Theme Park industry. At Western, Mr. Jones has revolutionized the use of digitized computer enhancement for the replication of historical features.

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

Secretary, Treasurer
--------------------
Myong Hannigan has served as Secretary of the Company, and a Board member, since April 4, 2004. Ms. Hannigan also serves as the Secretary and Treasurer of VEHI, our wholly-owned subsidiary. Ms. Hannigan attended college at Seoul University in Seoul, South Korea for general studies and business management. Ms. Hannigan has been a managing partner of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom design for interior and exterior casino construction. Prior to Synthetic Systems, Inc., Ms. Hannigan was a managing partner for

Architectural Services, Inc. and Architectural Systems, Inc., from 1983-1991.This company specialized in design and installation of custom glass and glazing systems. Prior to Architectural Services, Inc. and Architectural Systems, Ms. Hannigan owned and managed Antiqua Stain Glass Company in Honolulu, Hawaii from 1979-1981, which was relocated from Bloomington, Illinois (1976-1979). This company specialized in design, manufacturing, installation and retail/wholesale products.

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

PROMOTERS AND CONTROL PERSONS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us, and written representations from our executive officers and directors, our belief is that during and prior to the year ended 2008, all reports were not filed timely as required.

As of March 19, 2009, a Form 5 is pending for the change in ownership due to the return and the issuance of 3,000,000 shares of our common stock during the fiscal year ending December 31, 2008 for our Chief Operating Officer, Tracy Jones.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, directors, and potential employees.

Our code of ethics is made available to the public as an exhibit to this filing and will be posted on our website at www.voyager-ent.com by May 15, 2009.

CORPORATE GOVERNANCE

As of December 31, 2008, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

Committees of the Board of Directors
------------------------------------
Currently, the Company's Board of Directors does not have any standing audit, nominating or compensation committees, or committees performing similar functions. Richard Hannigan, President, oversees the compensation of our executive officers.

Audit Committee and Financial Expert
------------------------------------
The Board of Directors does not have a separate Audit Committee; rather the Board as a whole performs all functions of an Audit Committee. The Board currently does not have an "audit committee financial expert" as defined by the Securities and Exchange Commission Regulation S-K, Item 407(d)(5). The Board believes that, given the developmental stage of the Company, the Company is not currently in a position to attract the services of a Board member who does qualify as a financial expert. However, the Board will continue its search for an individual who would qualify as a financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for the fiscal period(s) for the past three years for our Executive Officers who served in those positions, and the remaining two executive officers of the Company who were serving as executive officers as of December 31, 2008.

SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
                                                                          ---------------------------------------------
                                          Annual Compensation                       Awards               Payouts
                                    ------------------------------------- ----------------------- ---------------------
         Name                                                   Other     Restricted  Securities
         and                                                    Annual       Stock    Underlying    LTIP    All Other
       Principal                                             Compensation   Award(s)   Options/   Payouts  Compensation
       Position           Year      Salary ($)  Bonus ($)        ($)          ($)      SARs (#)     ($)        ($)
-----------------------------------------------------------------------------------------------------------------------
Richard Hannigan
President/CEO/Director    2008        --           --          210,000         --         --         --         --

Tracy Jones
COO/Director              2008        --           --             --           --         --         --         --

Myong Hannigan
Secretary                 2008        --           --          210,000         --         --         --         --

Richard Hannigan
President/CEO/Director    2007        --        190,000        210,000         --         --         --         --

Tracy Jones
COO/Director              2007        --           --             --           --         --         --         --


Myong Hannigan
Secretary                 2007        --        190,000        210,000         --         --         --         --

                                                                                      Long Term Compensation
                                                                          ---------------------------------------------
                                          Annual Compensation                       Awards               Payouts
                                    ------------------------------------- ----------------------- ---------------------
         Name                                                   Other     Restricted  Securities
         and                                                    Annual       Stock    Underlying    LTIP    All Other
       Principal                                             Compensation   Award(s)   Options/   Payouts  Compensation
       Position           Year      Salary ($)  Bonus ($)        ($)          ($)      SARs (#)     ($)        ($)
-----------------------------------------------------------------------------------------------------------------------
Richard Hannigan
President/CEO/Director    2006        --        190,000        210,000         --         --         --         --

Tracy Jones
COO/Director              2006        --           --             --           --         --         --         --

Myong Hannigan
Secretary                 2006        --        190,000        210,000         --         --         --         --

(1) 2006-2007 Bonus: The Company awarded a cash bonus of $380,000 payable to Synthetic Systems, Inc. for each respective year. Synthetic Systems, Inc. is jointly owned equally by Richard L. Hannigan Sr., our President/CEO, and Myong Hannigan, our Secretary. No bonuses were issued for 2008. As of December 31, 2008, the total bonus of $760,000 remains unpaid by the Company. The bonus will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable. However, the Company has the option of retiring the accrued bonuses by issuing shares of our common stock.

(2) 2006-2008: Other Annual Compensation includes (i) $420,000 annually in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned by Richard and Myong Hannigan (Mr. Hannigan $210,000 and Ms. Hannigan $210,000). As of December 31, 2008, $710,000 of the cumulative salaries remains unpaid by the Company.

(3) Myong Hannigan is the wife of Richard Hannigan, Sr.

COMPENSATION PURSUANT TO PLANS

None.

PENSION BENEFITS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

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

                               (a)                       (b)                       (c)
           Equity
           compensation
           plans approved                     --                       --                       5,000,000
           by security
           holders


           Equity
           compensation
           plans not                          --                       --                              --
           approved by
           security holders


           Total                              --                       --                       5,000,000

(1) On April 2, 2002, the Company's stockholders approved the 2002 Stock Option Plan, authorizing the issuance of up to 5,000,000 shares of common stock under the Plan.

There were no stock options issued to any employee or consultants for the year ending December 31, 2008 and there have not been any options issued since inception. The Board of Directors determines on an individual basis as to whether the Company should issue stock for services. There are no current plans to issue additional stock for services. However, as the Company conducts business there may be situations from time to time where the Company may elect to issue stock for services.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2008 with respect to the beneficial ownership of the Company's common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by (i) each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

           (1)                              (2)                      (3)            (4)
                                                                  Amount and
                                                                  Nature of
      Title of Class         Name and Address of Beneficial       Beneficial     Percent of
                                        Owner                       Owner          Class
--------------------------------------------------------------------------------------------
Common Stock               Diversified Lending Group, Inc.
                           15260 Ventura Blvd, Ste 1240
                           Sherman Oaks, CA 91403                 12,348,660         9%

                           Gregg Giuffria (4)
                           8761 Rainbow Ridge Dr
                           Las Vegas, NV 89117                    11,000,000         8%

                           Don and Nancy Tyner (4)
                           9807 Highridge
                           Las Vegas, NV 89134                     7,450,694         6%

                           Richard Hannigan (5)
                           President, CEO
                           4483 West Reno Avenue
                           Las Vegas, NV 89118                    34,947,500        26%

                           Myong Hannigan (5)
                           Secretary
                           4483 West Reno Avenue
                           Las Vegas, NV 89118                    24,197,500        18%

                           Tracy Jones (6)
                           COO/Director
                           4483 West Reno Avenue
                           Las Vegas, NV 89118                     8,812,500         7%

                           All Directors & Officers as a Group    98,756,794        75%

Series A Preferred stock   Richard Hannigan
                           President, CEO                                --         --

                           Myong Hannigan
                           Secretary                                     --         --

                           Tracy Jones
                           COO/Director                                  --         --

                           All Directors & Officers as a Group           --         --

           (1)                              (2)                      (3)            (4)
                                                                  Amount and
                                                                  Nature of
      Title of Class         Name and Address of Beneficial       Beneficial     Percent of
                                        Owner                       Owner          Class
--------------------------------------------------------------------------------------------
Series B Preferred Stock   Dan and Jill Fugal (3)
                           1216 N 600 W
                           Pleasant Grove, UT 84062                1,000,000       100%

                           Richard Hannigan
                           President, CEO                                --         --

                           Myong Hannigan
                           Secretary                                     --         --

                           Tracy Jones
                           COO/Director                                  --         --

                           All Directors & Officers as a Group (8)       --         --

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

(2) Calculations are based on 132,277,287 shares of common stock, and 1,000,000 shares of Series B Convertible Preferred Stock, as applicable, outstanding as of March 19, 2009. Each outstanding share of Series B Convertible Preferred Stock is immediately convertible into 2 shares of common stock.

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

(6) Mr. Jones is the direct owner of 5,665,000 shares of common stock and 335,000 shares of common stock owned by the Tracy Jones Charitable Remainder Trust. In addition, Mr. Jones (i) is the sole owner of Western Architectural LLC and deemed to beneficially own the 2,812,500 shares of common stock owned by Western.

(7) Currently Mr. Dan Fugal is the only owner of the Series B Preferred stock. Mr. Fugal is neither an officer nor director of the Company.

(8) Includes all shares beneficially owned as reported by the Company's transfer agent Nevada Agency and Trust Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
         DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Synthetic Systems
-----------------
We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned jointly by Richard L. Hannigan, Sr., our President and CEO and Myong Hannigan, Secretary, Mr. Hannigan's spouse. We are obligated to pay to Synthetic $35,000 per month for management and consulting fees.

During 2007 and 2006, bonuses were awarded to Synthetic in the amount of $380,000. In November 2006, the Company issued shares of our common stock in order to retire the accrued salary and bonuses from prior years. At December 31, 2008, bonuses for 2007 and 2006 remained unpaid. No bonuses were awarded during 2008.

We currently lease 2,100 square feet of office space on a month-to-month basis from Synthetic for $2,754 per month and paid as of December 31, 2008 an aggregate of $34,174.

In addition, the Company leases office furniture and equipment from Synthetic at a monthly rental rate of $1,150. During 2008 and 2007, the Company paid an aggregate of $13,800 to Synthetic for the lease of this office furniture and equipment.

As of December 31, 2008, our accounts payable due to related parties was $1,470,000 as compared to $1,250,000 at December 31, 2007. For the year ending December 31, 2008, the Company had paid a total of $202,481 to Synthetic Systems for professional and consulting fees and the lease of furniture and equipment. The unpaid balance consists of unpaid bonuses in 2007 and 2006 of $760,000 and unpaid consulting and professional fees of $710,000. See Note 7 to our financial statements.

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

Western plans to sell the amount of common stock at the time before and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.02 to $0.11. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2007, we have marked these shares to market at the year end closing price of our stock. The change in valuation was debited to additional -paid in capital due to the deferred construction cost nature of these shares. As of December 31, 2008 and 2007, respectively, the value of the deferred construction costs was $84,375 and $182,813, respectively.

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

In October 2008, we borrowed $30,000 from Western. The amount is unsecured, carries no interest, and is due upon demand. As of December 31, 2008, no payments on the loan have been made.

Officers and Directors
----------------------
On occasion, our Officers and Directors will loan funds to the Company so that we can continue our operations.

During 2008, we borrowed $185,000 from our Chief Operating Officer, Tracy Jones. The amounts are unsecured, carry no interest and are due upon demand.

As an incentive for the borrowed funds, the Company issued Mr. Jones 3,000,000 shares of common stock valued at $.05 per share on June 13, 2008. The issuance of common stock resulted in a $150,000 increase in interest expense.

As of December 31, 2008, an aggregate amount of $210,000 remained payable to Officers and Directors of the Company.

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

On August 17, 2005, Varna Group LC, which is controlled by Tracy Jones our COO/Director, converted a total of 500,000 shares of Series B Convertible Preferred Stock held by Varna Group LC into 1,000,000 shares of our common stock. The stock is now held directly by Mr. Jones.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock are to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per shares for a total value of $375,000. As March 31, 2008, 3,000,000 shares were returned to the Company under the March 30, 2007 agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western at December 31, 2008.

Other
-----
In 2006, the Company entered into a note with Diversified Lending, see Note 5 to our financial statements. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the President of Western.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------
The aggregate fees billed for the fiscal years ending December 31, 2008 and 2007 were $42,500 and $46,000 respectively, for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees
------------------
For the fiscal years ending December 31, 2008 and 2007, we did not incur any additional audit-related fees, as defined by the Securities and Exchange Commission, for assurance and related services by our principal accountant that were not included in our usual audit fees.

Tax Fees
--------
For the fiscal years ending December 31, 2008 and 2007, we did not incur any tax fees for professional services rendered by our principal accountant for tax compliance, tax advice, or tax planning.

All Other Fees
--------------
No other fees, as defined by the Securities and Exchange Commission, were paid for the fiscal years ended December 31, 2008 and 2007 for products or services provided by our principal accountant that were not included in our usual audit fees.

The Company currently does not have an audit committee.

For the fiscal years ending December 31, 2008 and 2007, no hours were expended on our principal accountant's engagement to audit our financial statements that were attributed to work performed by persons other than the principal accountant's full- time, permanent employees.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

     10.5 Definitive Joint Venture Agreement between Allied Investment House, Inc. and Voyager to build a Voyager Project in the United Arab Emirates dated March 15, 2005 (incorporated by reference as filed and attached as exhibit 99.1 to the 8-K filed on March 17, 2005).

     10.6 Settlement and General Release Agreement (incorporated by reference as exhibit 10.6 as filed with the 10-QSB for the Quarter Ending September 30, 2004 and filed on November 23, 2004).

     10.7 Secured Promissory Note between the Company and Diversified Lending Group, Inc. dated September 5, 2006 (incorporated by reference as exhibit 10.1 filed with the 8-K filed on September 12, 2006).

     10.8 Extension of repayment of Secured Promissory Note between the Company and Diversified Lending Group, Inc. dated September 5, 2006 (incorporated by reference as exhibit 10.3 filed with the 8-K filed on November 6, 2007).

     14 Code of Ethics applicable to the principal executive and financial officers (incorporated by reference to Exhibit14 to the Company's Annual Report on Form 10-K for the period ended December 31, 2008 filed on March 31, 2009).

     31   Rule 13a-14 (a) / 15d-14 (a) Certifications

     32   Section 1350 Certifications

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



                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

                          By: /s/ Richard Hannigan
                              --------------------
                                Richard Hannigan,
                               President/Director
                              Dated: March 31, 2009


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          By: /s/ Richard Hannigan
                              --------------------
                              Richard Hannigan, Sr.
                             President/CEO/Director
                                 March 31, 2009

                             By: /s/ Myong Hannigan
                                 ------------------
                                 Myong Hannigan
                          Secretary/Treasurer/Director
                                 March 31, 2009

                               By: /s/Tracy Jones
                                   --------------
                                   Tracy Jones
                                  COO/Director
                                 March 31, 2009