Form 10-Q
period 2009-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2009-05-14
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

       Registrant's telephone number, including area code: (702) 221-8070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of May 12, 2009, there were 135,777,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14
Item 4.  Controls and Procedures                                              14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16
Item 1A. Risk Factors                                                         16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16
Item 3.  Defaults Upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Information                                                    16
Item 6.  Exhibits                                                             16
SIGNATURES                                                                    17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2009

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,        December 31,
                                                                                 2009               2008
                                                                             ------------       ------------
                                                                             (Unaudited)          (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                     $      7,194       $     15,234
    Prepaids                                                                        1,389              1,862
    Deferred financing costs                                                       50,000             50,000
    Advances - related party                                                      500,000            500,000
                                                                             ------------       ------------
        Total current assets                                                      558,583            567,096

FIXED ASSETS, net of accumulated depreciation of
        $44,496 and $43,391, respectively                                           4,832              5,937
                                                                             ------------       ------------

                     Total assets                                            $    563,415       $    573,033
                                                                             ============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                    $  1,375,243       $  1,286,380
    Accrued expenses - related party                                            1,556,000          1,470,000
    Notes payable                                                               1,855,000          1,855,000
    Due to related parties                                                        409,500            340,000
    Loans and settlement payable                                                  878,239            878,239
                                                                             ------------       ------------
        Total current liabilities                                               6,073,982          5,829,619
                                                                             ------------       ------------

                     Total liabilities                                          6,073,982          5,829,619


COMMITMENTS & CONTINGENCIES                                                          --                 --

STOCKHOLDERS' DEFICIT
    Preferred stock: $0.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                            --                 --
        Series B - 10,000,000 designated, 1,000,000 outstanding                     1,000              1,000
    Common stock: $0.001 par value; authorized 200,000,000 shares;
        issued and outstanding:135,777,287 and 132,027,287 respectively           135,777            132,027
    Additional paid-in capital                                                 13,009,676         12,937,489
    Deferred construction costs paid with common stock                            (70,312)           (84,375)
    Loan collateral paid with common stock                                       (750,000)          (750,000)
    Common stock payable                                                           95,000            135,000
    Accumulated deficit during the development stage                          (17,931,708)       (17,627,727)
                                                                             ------------       ------------

        Total stockholders' deficit                                            (5,510,567)        (5,256,586)
                                                                             ------------       ------------

                     Total liabilities and
                     stockholders' deficit                                   $    563,415       $    573,033
                                                                             ============       ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               Three Months Ended              From inception
                                                          March 31,           March 31,       March 1, 1997 to
                                                            2009                2008           March 31, 2009
                                                        -------------       -------------     ----------------
Revenues                                                $        --         $        --         $        --

Operating Expenses:
    Professional and consulting fees                          143,377             143,416          12,876,940
    Project costs                                              50,475               2,777             246,415
    Depreciation                                                1,104               2,210              44,495
    Settlement expense & nullification fee expense               --                  --             1,025,000
    Other expense                                              43,412              30,601           1,203,533
                                                        -------------       -------------       -------------
                                                              238,368             179,004          15,396,383

Operating loss                                               (238,368)           (179,004)        (15,396,383)

Other income (expense):
    Interest income                                              --                43,750             132,528
    Interest expense                                          (65,613)            (65,691)         (2,667,853)
                                                        -------------       -------------       -------------
                                                              (65,613)            (21,941)         (2,535,325)

Net Loss                                                     (303,981)           (200,945)        (17,931,708)

Preferred stock dividends                                        --                  --              (130,000)

                                                        -------------       -------------       -------------
Net loss allocable to common stockholders               $    (303,981)      $    (200,945)      $ (18,061,708)
                                                        =============       =============       =============


Net loss per common share - basic and
    diluted                                             $       (0.00)      $       (0.00)
                                                        =============       =============

Weighted average number of common
    shares outstanding                                    132,571,731         122,170,694
                                                        =============       =============




See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                  From inception
                                                               March 31,         March 31,       March 1, 1997 to
                                                                 2009              2008           March 31, 2009
                                                             ------------       ------------     ----------------
Cash Flows from Operating Activities:
    Net Loss                                                 $   (303,981)      $   (200,945)      $(17,931,708)

    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Depreciation                                                1,104              2,210             44,495
        Issuance of common stock for services                      49,500               --            6,317,815
        Issuance of common stock for nullification fee               --                 --              375,000
        Issuance of common stock for accrued                         --
            bonus                                                    --                 --              750,000
        Interest expense from the issuance of
            common stock                                             --                 --              709,088
        Accretion of debt issuance costs                             --                 --              450,000

    Changes in assets and liabilities:
        Prepaid expenses                                              474                420             (1,388)
        Accounts payable and accrued expenses                      88,863             46,407          1,369,503
        Accrued expenses - related party                           86,000             70,000          1,556,000
        Accrued settlement obligation                                --                 --              650,000
            Net cash used in operating activities                 (78,040)           (81,908)        (5,711,195)
                                                             ------------       ------------       ------------

Cash flows from Investing Activities:
    Payments to acquire fixed assets                                 --                 --              (49,850)
    Proceeds from Note Receivable                                    --                 --             (500,000)
                                                             ------------       ------------       ------------
        Net cash used in investing activities                        --                 --             (549,850)

Cash flows from Financing Activities:
    Proceeds from notes payable, short term debt                     --               25,000          2,103,239
    Proceeds from notes payable, due to related parties            69,500               --              420,000
    Payment on notes payable, short term debt                        --                 --              (20,000)
    Payment on notes payable, due to related parties                 --                 --              (10,500)
    Proceeds from the sale of preferred stock                        --                 --              150,000
    Proceeds from the sale of common stock                            500             50,000          3,665,500
    Proceeds from common stock payable                               --                 --               60,000
    Payments for loan fees                                           --                 --              (50,000)
    Payments for deferred financing costs                            --                 --              (50,000)
                                                             ------------       ------------       ------------
        Net cash provided by financing activities                  70,000             75,000          6,268,239

Net (decrease) increase in cash                                    (8,040)            (6,908)             7,194
Cash, beginning of year                                            15,234             42,076               --
                                                             ------------       ------------       ------------
Cash, end of year                                            $      7,194       $     35,168       $      7,194
                                                             ============       ============       ============

Cash paid for:
    Interest                                                 $       --         $       --         $     93,080
    Income Taxes                                             $       --         $       --         $       --

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)


Supplemental schedule of non-cash Investing
 and Financing Activities:
  Common stock issued for financing costs                    $       --         $       --         $    988,300
  Common stock issued for loan collateral                    $       --         $       --         $    750,000
  Deferred construction costs, adjusted
   to fair value                                             $     14,063       $    (28,125)      $     70,313
  Conversion of preferred shares                             $       --         $       --         $     12,600
  Common stock issued as acquisition deposit                 $       --         $       --         $    750,000
  Common stock cancelled due to business combination
   cancellation                                              $       --         $    375,000       $    375,000
  Common stock payable                                       $    (40,000)      $     75,000       $     95,000






















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

Note 1. Basis of Presentation and Organization and Significant
        Accounting Policies

Basis of Presentation and Organization
--------------------------------------

The accompanying Condensed Consolidated Financial Statements of Voyager Entertainment International, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed except as noted below.

Voyager Entertainment International, Inc., a North Dakota corporation, formerly known as Dakota Imaging, Inc. and incorporated on January 31, 1991, is in the entertainment development business with plans to develop the world's tallest Observation Wheel on the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year. On June 11, 2003, the Company became a Nevada Corporation.

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

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $303,981 and $200,945 for the three months ended March 31, 2009 and 2008, and a working capital deficiency of $5,515,399 at March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Accounting
---------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement

No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 were adopted for the Company's fiscal year beginning January 1, 2009 and had no significant impact on our financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60," ("SFAS No. 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 does not have a material impact on our financial condition or results of operation.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company was required to adopt FSP EITF 03-6-1 in the first quarter of 2009. FSP EITF 03-6-1 did not have a material impact on the financial statements.

Note 2. Stockholders' Deficit

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001 and 50,000,000 shares of preferred stock. For our preferred stock, we have designated two series: 1,500,000 shares of Series A Preferred Stock and 10,000,000 shares of Series B Preferred Stock both with a par value of $0.001.

In February 2009, the Company issued 25,000 shares of common stock for $500 cash or $0.02 per share.

In February 2009, the Company issued 225,000 shares of common stock for professional services rendered for total compensation of $4,500 or $0.02 per share.

In March 2009, the Company issued 2,000,000 shares of common stock payable or $0.02 per share. $40,000 cash was received for these shares in 2008.

In March 2009, the Company issued 1,500,000 shares of common stock for professional services rendered for total compensation of $45,000 or $0.03 per share.

No preferred share transactions occurred during the three months ending March 31, 2009.

Note 3. Related Party Transactions

Synthetic Systems
During the quarters ended March 31, 2009 and 2008, the Company incurred consulting fees of approximately $37,000 and $35,000 respectively per month to Synthetic Systems, LLC for a total of $111,000 and $105,000. The Company leased furniture and equipment from Synthetic Systems for a total of $3,450 or $1,150 per month for the quarters ending March 31, 2009 and 2008. The Company also paid on behalf of Synthetic Systems, LLC office rent expenses of approximately $8,345 and $9,105, as of March 31, 2009 and 2008, respectively. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary.

Western Architectural
---------------------
As previously disclosed in our 2008 Form 10-K, on May 30, 2002, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western would provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of March 31, 2009, we have marked these shares to market in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", Issue 3, using the period end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of March 31, 2009, we have received advances in the amounts of $199,500 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of March 31, 2009, no payments have been made to Western.

Directors and Officers
----------------------
On occasion, our Officers and Directors will loan funds to the Company so that operations can continue.

As of March 31, 2009, we have received advances in the amounts of $210,000 from our Chief Operating Officer. The advances are unsecured, carry no interest and are due upon demand.

Note 4. Fair Value

In accordance with FAS 157, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                           Fair Value at March 31, 2009
                                 ---------------------------------------------
                                  Total       Level 1      Level 2     Level 3
                                 ---------------------------------------------
Assets:
Deferred construction costs      $70,312      $70,312      $ --        $  --
                                 ---------------------------------------------
                                  70,312      $70,312      $ --        $  --
                                 =============================================

Liabilities:
  None                           $  --        $  --        $ --        $  --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We plan to focus primarily on the development of the Observation Wheel in Las Vegas over the next 12 months although we may entertain discussions with any interested party in other locations. Other than presentation materials, if a suitable site is acquired and selected, the primary focus will be on completing engineering and starting the construction of an Observation Wheel.

For additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas the next twelve months although we may entertain discussions with any interested party in other locations.

                                             March 31, 2009  December 31, 2008  $ Change     % Change
Cash                                           $     7,194      $    15,234    $   (8,040)     (53%)
Accounts payable and accrued expenses          $ 1,375,243      $ 1,286,380    $   88,863        7%
Due to related parties                         $ 1,965,500      $ 1,810,000    $  155,500        9%
Total current liabilities                      $ 6,073,982      $ 5,829,619    $  244,363        4%
Cash proceeds from the sale of common stock    $       500      $   195,000    $ (194,500)    (100%)

We have financed our operations during the quarter primarily through the use of cash on hand, issuance of stock for services, issuance of stock for cash, and aging of our payables.

Cash on hand decreased $8,040, or 53%, as of March 31, 2009 compared to December 31, 2008. The decrease is a result of the payment of payables in the first quarter of 2009.

As of March 31, 2009, we had total current liabilities of $6,073,982 compared to $5,829,619 as of December 31, 2008. The 4% increase in total current liabilities is primarily a result of expenses and advances incurred that are due to related parties, which remain unpaid. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses
-------------------------------------
Our accounts payable increased by approximately $26,000, or 46%, as of March 31, 2009 compared to December 31, 2008 primarily due to incurrence of travel expenses.

For the year ending 2009, we anticipate to incur normal reoccurring expenses of approximately $510,000 as a result of related party consulting, furniture and equipment lease, utilities, accounting, health insurance and rent expense.

Accrued Expenses increased approximately $63,000, or 5%, as of March 31, 2009 compared to December 31, 2008 which consisted primarily of accrued interest. Until the payment of our loans, and their corresponding interest, can be made, upon our initial project financing, it is likely that our interest expense will continue to accumulate steadily throughout 2009.

Due to Related Parties
----------------------

                                  March 31, 2009  December 31, 2008   $ Change     % Change
Accrued Expenses - Related Party    $1,556,000        $1,470,000     $   86,000        6%
Due To - Related Party                 409,500           340,000         69,500       20%
                                    -----------------------------------------------------
Total Related Party                 $1,965,500        $1,810,000     $  155,500        9%

The total amount Due to Related Parties increased $155,500, or 9%, as of March 31, 2009 compared to December 31, 2008. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and need for additional cash infusion from our related parties.

Additionally, we received $69,500 in related party loans during the quarter ended March 31, 2009 compared to $340,000 during the fiscal year ended December 31, 2008. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of March 31, 2009, we owe $409,500 in related party loans and $1,556,000 for professional fees and unpaid bonuses for the fiscal years ending December 31, 2007 and 2006. No bonuses were issued for the fiscal year ending December 31, 2008.

These related party trends are likely to continue throughout 2009 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $8,040, or 53%, as of March 31, 2009 due to the payment of some of our payables throughout 2009. Additionally, common stock issuances for cash decreased by $194,500, or 100%, for the quarter ended March 31, 2009 compared to the year ended December 31, 2008. It is more likely than not that the issuance of shares for cash will continue to decrease in the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. For the quarter ended March 31, 2009, we issued common stock for $500 cash. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $7,194 cash on hand as of March 31, 2009 compared to $15,234 as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our anticipated minimum cash payments for 2009 will be approximately $510,000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Results of operations consist of the following:

                                   March 31, 2009  December 31, 2008   $ Change     % Change
Revenue                              $     --          $     --       $    --          0%
General and administrative expenses     238,368           179,004        59,364       33%
                                     ----------------------------------------------------
Operating loss                       $ (238,368)       $ (179,004)    $ (59,364)      33%

As of March 31, 2009, we have not constructed an Observation Wheel and therefore have not generated revenues.

The increase in general and administrative expenses of 33% is due primarily to an increase in project costs. In the first quarter of 2009, $50,475 project costs were incurred compared to $2,777 in the first quarter of 2008. This is primarily due to the engagement of consultants needed to assess possible project sites in additional locations outside of the Las Vegas strip area.

Additionally, other general and administrative expenses have increased to $43,412 as of March 31, 2009 from $30,601 as of March 31, 2008 primarily due to travel expenses incurred on behalf of our officers and directors as a result of assessing possible site locations for other Observation Wheel projects. As of March 31, 2009, we have not settled on any additional Observation Wheel projects and are continuing to focus primarily on the L.V. Project for the remainder of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of March 31, 2009, our disclosure controls and procedures

(as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's quarterly report on internal control over financial reporting
--------------------------------------------------------------------------

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2009 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

Changes in internal control over financial reporting
----------------------------------------------------

Based on the evaluation as of March 31, 2009, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2009, the Company issued 25,000 shares of common stock for $500 cash or $0.02 per share.

In February 2009, the Company issued 225,000 shares of common stock for professional services rendered for total compensation of $4,500 or $0.02 per share.

In March 2009, the Company issued 2,000,000 shares of common stock payable or $0.02 per share. $40,000 cash was received for these shares in 2008.

In March 2009, the Company issued 1,500,000 shares of common stock for professional services rendered for total compensation of $45,000 or $0.03 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material changes from the Defaults Upon Senior Securities described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

     31.1      Rule 13a-14(a)/15d-14(a) Certifications.

     32.1      Section 1350 Certifications.

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



                                VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                -----------------------------------------
                                              (Registrant)

Dated May 12, 2009

                                          By: /s/ Richard Hannigan
                                              ---------------------------------
                                              Richard Hannigan,
                                              President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By: /s/ Richard Hannigan, Sr.
                                              ---------------------------------
                                              Richard Hannigan, Sr.
                                              President/CEO/Director
                                                 May 12, 2009


                                          By: /s/ Myong Hannigan
                                              ---------------------------------
                                              Myong Hannigan
                                              Secretary/Treasurer/Director
                                                 May 12, 2009


                                          By: /s/ Tracy Jones
                                              ---------------------------------
                                              Tracy Jones
                                              COO/Director
                                                 May 12, 2009