Form 10-Q
period 2009-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2009-08-07
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of August 7, 2009, there were 139,152,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16
Item 4.  Controls and Procedures                                              16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18
Item 1A. Risk Factors                                                         18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Information                                                    18
Item 6.  Exhibits                                                             19

SIGNATURES                                                                    20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2009

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,       December 31,
                                                                               2009             2008
                                                                           ------------     ------------
                                                                           (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                   $      6,399     $     15,234
    Prepaids                                                                      1,040            1,862
    Deferred financing costs                                                     50,000           50,000
    Advances - related party                                                    500,000          500,000
                                                                           ------------     ------------
        Total current assets                                                    557,439          567,096

FIXED ASSETS, net of accumulated depreciation of
        $45,377 and $43,391, respectively                                         3,992            5,937
                                                                           ------------     ------------

                    Total assets                                           $    561,431     $    573,033
                                                                           ============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $  1,437,765     $  1,286,380
    Accrued expenses - related party                                          1,636,000        1,470,000
    Note payable                                                              1,855,000        1,855,000
    Due to related parties                                                      482,000          340,000
    Loans and settlement payable                                                878,239          878,239
                                                                           ------------     ------------
        Total current liabilities                                             6,289,004        5,829,619
                                                                           ------------     ------------

                    Total liabilities                                         6,289,004        5,829,619


COMMITMENTS & CONTINGENCIES                                                        --               --

STOCKHOLDERS' DEFICIT
    Preferred stock: $0.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                          --               --
        Series B - 10,000,000 designated, 1,000,000 outstanding                   1,000            1,000
    Common stock: $0.001 par value; authorized 200,000,000 shares;
        issued and outstanding:139,152,287 and 132,027,287 respectively         139,152          132,027
    Additional paid-in capital                                               13,074,739       12,937,489
    Deferred construction costs paid with common stock                          (56,250)         (84,375)
    Loan collateral paid with common stock                                     (750,000)        (750,000)
    Common stock payable                                                         95,000          135,000
    Accumulated deficit during the development stage                        (18,231,214)     (17,627,727)
                                                                           ------------     ------------

        Total stockholders' deficit                                          (5,727,573)      (5,256,586)
                                                                           ------------     ------------

                    Total liabilities and
                    stockholders' deficit                                  $    561,431     $    573,033
                                                                           ============     ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three Months Ended                  Six Months Ended            From inception
                                                June 30,          June 30,          June 30,         June 30,      March 1, 1997 to
                                                  2009              2008              2009             2008          June 30, 2009
                                             -------------     -------------     -------------     -------------   ----------------
Revenues                                     $        --       $        --       $        --       $        --       $        --

Operating Expenses:
     Professional and consulting fees              120,377           335,239           263,754           478,655        12,997,317
     Project costs                                  82,093            12,820           132,567            15,597           328,507
     Depreciation                                      841             1,905             1,945             4,115            45,336
     Settlement expense                               --                --                --                --           1,025,000
     Other expense                                  31,764            37,309            75,176            67,910         1,235,297
                                             -------------     -------------     -------------     -------------     -------------
                                                   235,075           387,273           473,442           566,277        15,631,457

Operating loss                                    (235,075)         (387,273)         (473,442)         (566,277)      (15,631,457)

Other income (expense):
     Interest income                                  --                --                --              43,750           132,528
     Interest expense                              (64,432)         (242,628)         (130,045)         (308,319)       (2,732,285)
                                             -------------     -------------     -------------     -------------     -------------
                                                   (64,432)         (242,628)         (130,045)         (264,569)       (2,599,757)

Net Loss                                          (299,506)         (629,901)         (603,487)         (830,846)      (18,231,214)

Preferred stock dividends                             --                --                --                --            (130,000)
                                             -------------     -------------     -------------     -------------     -------------
Net loss allocable to common stockholders    $    (299,506)    $    (629,901)    $    (603,487)    $    (830,846)    $ (18,361,214)
                                             =============     =============     =============

Net loss per common share - basic and
     diluted                                 $       (0.00)    $       (0.01)    $       (0.00)    $       (0.01)
                                             =============     =============     =============     =============

Weighted average number of common
     shares outstanding                        137,413,276       121,398,687       135,005,878       122,981,105
                                             =============     =============     =============     =============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            From inception
                                                             June 30,         June 30,     March 1, 1997 to
                                                               2009             2008        June 30, 2009
                                                           ------------     ------------   ----------------
Cash Flows from Operating Activities:
    Net Loss                                               $   (603,487)    $   (830,846)    $(18,231,214)

    Adjustments to reconcile net loss to
        net cash used by operating activities:
        Depreciation                                              1,945            4,115           45,336
        Issuance of common stock for services                   132,000          208,000        6,400,315
        Issuance of common stock for nullification fee             --               --            375,000
        Issuance of common stock for accrued
           bonus                                                   --               --            750,000
        Interest expense from the issuance of
           common stock                                            --            150,000          709,088
        Accretion of debt issuance costs                           --               --            450,000

    Changes in assets and liabilities:
        Prepaid expenses                                            823              919           (1,039)
        Accounts payable and accrued expenses                   151,384          133,855        1,432,024
        Accrued expenses - related party                        166,000           87,481        1,636,000
        Accrued settlement obligation                              --               --            650,000
           Net cash used in operating
                                                           ------------     ------------     ------------
           activities                                          (151,335)        (246,476)      (5,784,490)

Cash flows from Investing Activities:
    Payments to acquire fixed assets                               --             (2,481)         (49,850)
    Proceeds from Note Receivable                                  --               --           (500,000)
                                                           ------------     ------------     ------------
        Net cash used in investing activities                      --             (2,481)        (549,850)

Cash flows from Financing Activities:
    Proceeds from notes payable, short term debt                   --               --          2,103,239
    Proceeds from notes payable, due to related parties         142,000           75,000          492,500
    Payment on notes payable, short term debt                      --               --            (20,000)
    Payment on notes payable, due to related parties               --               --            (10,500)
    Proceeds from the sale of preferred stock                      --               --            150,000
    Proceeds from the sale of common stock                          500          135,000        3,665,500
    Proceeds from common stock payable                             --               --             60,000
    Payments for loan fees                                         --               --            (50,000)
    Payments for deferred financing costs                          --               --            (50,000)
        Net cash provided by financing
                                                           ------------     ------------     ------------
           activities                                           142,500          210,000        6,340,739

Net (decrease) increase in cash                                  (8,835)         (38,957)           6,399
Cash, beginning of year                                          15,234           42,076             --
                                                           ------------     ------------     ------------
Cash, end of year                                          $      6,399     $      3,119     $      6,399
                                                           ============     ============     ============

Cash paid for:
    Interest                                               $       --       $       --       $     93,080
    Income Taxes                                           $       --       $       --       $       --

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                            From inception
                                                             June 30,         June 30,     March 1, 1997 to
                                                               2009             2008        June 30, 2009
                                                           ------------     ------------   ----------------
Supplemental schedule of non-cash Investing
   and Financing Activities:
   Common stock issued for financing costs                 $       --       $       --       $    988,300
   Common stock issued for loan collateral                 $       --       $       --       $    750,000
   Deferred construction costs, adjusted
     to fair value                                         $     28,125     $     70,313     $     56,250
   Conversion of preferred shares                          $       --       $       --       $     12,600
   Common stock issued as acquisition deposit              $       --       $       --       $    750,000
   Common stock cancelled due to business combination
     cancellation                                          $       --       $    375,000     $    375,000
   Common stock payable                                    $    (40,000)    $     75,000     $     95,000


































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

As used in these Notes to the consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. As of June 30, 2009, the Company's wholly-owned subsidiary includes Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation. Outland Development, LLC has been a dormant company and was discontinued as of June 30, 2009.

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $603,487 and $830,846 for the six months ended June 30, 2009 and 2008, and a working capital deficiency of $5,731,565 at June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

New Accounting Pronouncements
-----------------------------

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107-1"). FSP 107-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2010. This will not have an impact on the consolidated results of the Company.

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

In March 2009, the Company issued 2,000,000 shares of common stock payable or $0.02 per share for which, $40,000 cash was received in 2008.

In March 2009, the Company issued 1,500,000 shares of common stock for professional services rendered for total compensation of $45,000 or $0.03 per share.

In April 2009, the Company issued 375,000 shares of common stock for professional services rendered for total compensation of $7,500 or $0.02 per share.

In May 2009, the Company issued 3,000,000 shares of common stock for professional services rendered for total compensation of $75,000 or $0.03 per share.

No preferred share transactions occurred during the six months ending June 30, 2009.

Note 3. Related Party Transactions

Synthetic Systems
-----------------
During the quarters ended June 30, 2009 and 2008, the Company incurred consulting fees of approximately $37,000 and $35,000 respectively per month to Synthetic Systems, LLC for a total of $222,000 and $210,000. The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the quarters ending June 30, 2009 and 2008. The Company also paid on behalf of Synthetic Systems, LLC office rent expenses of $16,876 and $17,649, as of June 30, 2009 and 2008, respectively. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary.

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

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of June 30, 2009, we have marked these shares to market using the period end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of June 30, 2009, we have received advances in the amounts of $272,000 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of June 30, 2009, no payments have been made to Western.

Directors and Officers
----------------------
On occasion, our Officers and Directors will loan funds to the Company so that operations can continue.

As of June 30, 2009, we have received advances in the amounts of $210,000 from our Chief Operating Officer. The advances are unsecured, carry no interest and are due upon demand.

Interest on related party loans is not imputed due to the lack of terms related to the debt.

Note 4. Fair Value

In accordance with FAS 157, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                           Fair Value at June 30, 2009
                                 ---------------------------------------------
                                  Total       Level 1      Level 2     Level 3
                                 -------      -------      ------      -------
Assets:
Deferred construction costs      $56,250      $56,250      $ --        $  --
                                 -------      -------      ------      -------
                                 $56,250      $56,250      $ --        $  --
                                 =======      =======      ======      =======

Liabilities:
  None                           $  --        $  --        $ --        $  --

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

For an additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Voyager Ventures, Inc. and Outland Development, LLC have been dormant companies since 2002 and were discontinued as of December 31, 2007 and June 30, 2009, respectively.

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

                                               June 30, 2009  December 31, 2008   $ Change     % Change
Cash                                             $    6,399      $   15,234      $   (8,835)      (58)%
Accounts payable and accrued expenses            $1,437,765      $1,286,380      $  151,385        12%
Due to related parties                           $2,118,000      $1,810,000      $  308,000        17%
Total current liabilities                        $6,289,004      $5,829,619      $  459,385         8%
Cash proceeds from the sale of common stock      $      500      $  195,000      $ (194,500)      (100)%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, and aging of our payables.

Cash on hand decreased $8,835, or 58%, as of June 30, 2009 compared to December 31, 2008. The decrease is a result of the payment of payables throughout 2009.

As of June 30, 2009, we had total current liabilities of $6,289,004 compared to $5,829,619 as of December 31, 2008. The 8% increase in total current liabilities is primarily a result of expenses and advances incurred that are due to related parties, which remain unpaid. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses
-------------------------------------
Our accounts payable increased by approximately $21,500, or 38%, as of June 30, 2009 compared to December 31, 2008 primarily due to incurrence of travel expenses. As a result of current economic conditions, travel expenses were incurred to explore alternative observation wheel locations outside of Las Vegas for possible business opportunities.

For the remainder of the year ending 2009, we anticipate to incur normal reoccurring expenses of approximately $300,000 as a result of related party consulting, furniture and equipment lease, utilities, accounting, health insurance and rent expense.

Accrued Expenses increased approximately $130,000, or 11%, as of June 30, 2009 compared to December 31, 2008 which consisted primarily of accrued interest. Until the payment of our loans and their corresponding interest can be made, upon our initial project financing, it is likely that our interest expense will continue to accumulate steadily throughout 2009.

Due to Related Parties
----------------------

                                    June 30, 2009 December 31, 2008    $ Change     % Change
Accrued Expenses - Related Party      $1,636,000      $1,470,000      $  166,000        11%
Loans Due To - Related Party             482,000         340,000         142,000        42%
                                      ------------------------------------------------------
Total Related Party                   $2,118,000      $1,810,000      $  308,000        17%

The total amount Due to Related Parties increased $308,000, or 17%, as of June 30, 2009 compared to December 31, 2008 as a result of unpaid consulting services and cash advancements. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $142,000, or 42%, as of June 30, 2009 compared to $340,000 during the fiscal year ended December 31, 2008. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of June 30, 2009, we owe $482,000 in related party loans and $1,636,000 for professional fees and unpaid bonuses for the fiscal years ending December 31, 2007 and 2006. No bonuses were issued for the fiscal year ending December 31, 2008.

These related party trends are likely to continue throughout 2009 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $8,835, or 58%, as of June 30, 2009 due to the payment of some of our payables throughout 2009. Additionally, cash received for the purchase of common stock decreased by $194,500, or 100%, for the six months ended June 30, 2009 compared to the year ended December 31, 2008. It is more likely than not that the issuance of shares for cash will continue to decrease in the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. For the six months ended June 30, 2009, we issued common stock for $500 cash. This stock transaction was unusual in comparison to precedent issuances in that significantly fewer shares were purchased. We anticipate that future purchases of common stock will generate higher concentrations of capital consistent with prior period transactions. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $6,399 cash on hand as of June 30, 2009 compared to $15,234 as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2009 will be approximately $300,000.

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

RESULTS OF OPERATIONS

As of June 30, 2009, we have not constructed an Observation Wheel and therefore have not generated revenues. Our officers and directors have assessed possible site locations for other Observation Wheel projects outside of Las Vegas, Nevada. As of June 30, 2009, we have not settled on any additional Observation Wheel projects and are continuing to focus on the L.V. Project for the remainder of 2009.

Three Month Comparison
----------------------
Results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 consist of the following:

         Three Months Ended            June 30, 2009   June 30, 2008      $ Change       % Change
Revenue                                  $    --         $    --         $    --              0%
General and administrative expenses        235,075         387,273        (152,198)         (39)%
                                         --------------------------------------------------------
Operating loss                           $(235,074)      $(387,273)      $ 152,198          (39)%

The decrease in general and administrative expenses of 39% is due primarily to a decrease in professional fees. During the quarter ended June 30, 2009, fewer professionals and consultants were needed to secure project sites allowing us to focus our efforts on the progress of our project.

Six Month Comparison
--------------------
Results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 consist of the following:

          Six Months Ended             June 30, 2009   June 30, 2008      $ Change       % Change
Revenue                                  $    --         $    --         $    --              0%
General and administrative expenses        473,442         566,277         (92,835)         (16)%
                                         --------------------------------------------------------
Operating loss                           $(473,442)      $(566,277)      $  92,835          (16)%

The decrease in general and administrative expenses of 16% is due primarily to a $139,902 decrease in professional fees as of June 30, 2009 compared to June 30, 2008. As we progress towards the execution of our project, consultants that were needed in the early planning stages of 2008 were not re-engaged in 2009. However, as a result of our progression and the opportunity to assess possible project sites in additional locations outside of the Las Vegas strip area, project costs increased by $41,97 and travel expenses increased by $19,728 for the six months ended June 30, 2009 compared to June 30, 2008.

Additionally, for the six months ended June 30, 2009, we have worked to decrease the consumption of office supplies and usage utilities which has resulted in a $8,575 cash savings compared to the six months ended June 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of June 30, 2009, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2009 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

Changes in internal control over financial reporting
----------------------------------------------------

Based on the evaluation as of June 30, 2009, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

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

In April 2009, the Company issued 375,000 shares of common stock for professional services rendered for total compensation of $7,500 or $0.02 per share.

In May 2009, the Company issued 3,000,000 shares of common stock for professional services rendered for total compensation of $75,000 or $0.03 per share.

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



                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                       -----------------------------------------
                                                      (Registrant)

   Dated August 7, 2009

                                               By: /s/ Richard Hannigan
                                                   -------------------------
                                                   Richard Hannigan,
                                                   President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                               By: /s/ Richard Hannigan, Sr.
                                                   -------------------------
                                                   Richard Hannigan, Sr.
                                                   President/CEO/Director
                                                   August 7, 2009


                                               By: /s/ Myong Hannigan
                                                   -------------------------
                                                   Myong Hannigan
                                                   Secretary/Treasurer/Director
                                                   August 7, 2009


                                               By: /s/ Tracy Jones
                                                   -------------------------
                                                   Tracy Jones
                                                   COO/Director
                                                   August 7, 2009