Form 10-Q
period 2009-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2009-11-16
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 16, 2009, there were 151,402,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2009

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,   December 31,
                                                                              2009            2008
                                                                          ------------    ------------
                                                                          (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                  $      2,560    $     15,234
    Prepaids                                                                       441           1,862
    Deferred financing costs                                                    50,000          50,000
    Advances - related party                                                   500,000         500,000
                                                                          ------------    ------------
        Total current assets                                                   553,001         567,096

FIXED ASSETS, net of accumulated depreciation of
        $45,966 and $43,391, respectively                                        3,363           5,937
                                                                          ------------    ------------

                    Total assets                                          $    556,364    $    573,033
                                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $  1,500,167    $  1,286,380
    Accrued expenses - related party                                         1,704,000       1,470,000
    Note payable                                                             1,855,000       1,855,000
    Due to related parties                                                     515,500         340,000
    Loans and settlement payable                                               878,239         878,239
                                                                          ------------    ------------
        Total current liabilities                                            6,452,906       5,829,619
                                                                          ------------    ------------

                    Total liabilities                                        6,452,906       5,829,619


COMMITMENTS & CONTINGENCIES                                                         --              --

STOCKHOLDERS' DEFICIT
    Preferred stock: $0.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                           --              --
        Series B - 10,000,000 designated, 0 and 1,000,000 outstanding
          respectively                                                              --           1,000
    Common stock: $0.001 par value; authorized 200,000,000 shares;
        issued and outstanding:151,402,287 and 132,027,287 respectively        151,402         132,027
    Additional paid-in capital                                              13,212,239      12,937,489
    Deferred construction costs paid with common stock                         (33,750)        (84,375)
    Loan collateral paid with common stock                                    (750,000)       (750,000)
    Common stock payable                                                        95,000         135,000
    Accumulated deficit during the development stage                       (18,571,433)    (17,627,727)
                                                                          ------------    ------------

        Total stockholders' deficit                                         (5,896,542)     (5,256,586)
                                                                          ------------    ------------

                    Total liabilities and
                    stockholders' deficit                                 $    556,364    $    573,033
                                                                          ============    ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three Months Ended                  Six Months Ended            From inception
                                             September 30,     September 30,     September 30,     September, 30   March 1, 1997 to
                                                 2009              2008              2009              2008       September 30, 2009
                                             -------------------------------     -------------------------------  ------------------
Revenues                                     $          --     $          --     $          --     $          --     $          --

Operating Expenses:
     Professional and consulting fees              237,978            33,633           501,732           512,288        13,235,295
     Project costs                                   1,968            13,376           134,535            28,973           330,475
     Depreciation                                      629             1,600             2,574             5,715            45,965
     Settlement expense                                 --                --                --                --         1,025,000
     Other expense                                  32,091            32,322           107,267           100,232         1,267,388
                                             -------------     -------------     -------------     -------------     -------------
                                                   272,666            80,931           746,108           647,208        15,904,123

Operating loss                                    (272,666)          (80,931)         (746,108)         (647,208)      (15,904,123)

Other income (expense):
     Interest income                                    --                 1                --            43,751           132,528
     Interest expense                              (67,553)          (74,164)         (197,598)         (382,483)       (2,799,838)
                                             -------------     -------------     -------------     -------------     -------------
                                                   (67,553)          (74,163)         (197,598)         (338,732)       (2,667,310)

Net Loss                                          (340,219)         (155,094)         (943,706)         (985,940)      (18,571,433)

Preferred stock dividends                               --                --                --                --          (130,000)
                                             -------------     -------------     -------------     -------------     -------------

Net loss allocable to common stockholders    $    (340,219)    $    (155,094)    $    (943,706)    $    (985,940)    $ (18,701,433)
                                             =============     =============     =============     =============     =============

Net loss per common share - basic and
     diluted                                 $       (0.00)    $       (0.00)    $       (0.01)    $       (0.01)
                                             =============     =============     =============     =============

Weighted average number of common
     shares outstanding                        144,913,157       131,777,287       141,093,679       126,267,798
                                             =============     =============     =============     =============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                             From inception
                                                           September 30,    September 30,   March 1, 1997 to
                                                               2009             2008       September 30, 2009
                                                           -------------    ------------   ------------------
Cash Flows from Operating Activities:
    Net Loss                                               $   (943,706)    $   (985,940)    $(18,571,433)

    Adjustments to reconcile net loss to
        net cash used by operating activities:
        Depreciation                                              2,574            5,715           45,965
        Issuance of common stock for services                   243,250          208,000        6,511,565
        Issuance of common stock for nullification fee               --               --          375,000
        Issuance of common stock for accrued                         --
            bonus                                                    --               --          750,000
        Interest expense from the issuance of
            common stock                                             --          150,000          709,088
        Accretion of debt issuance costs                             --               --          450,000

    Changes in assets and liabilities:
        Prepaid expenses                                          1,421            1,420             (441)
        Accounts payable and accrued expenses                   213,787          116,801        1,494,427
        Accrued expenses - related party                        234,000          160,000        1,704,000
        Accrued settlement obligation                                --               --          650,000
                                                           ------------     ------------     ------------
        Net cash used in operating activities                  (248,674)        (344,004)      (5,881,829)

Cash flows from Investing Activities:
    Payments to acquire fixed assets                                 --           (2,481)         (49,850)
    Proceeds from Note Receivable                                    --               --         (500,000)
                                                           ------------     ------------     ------------
        Net cash used in investing activities                        --           (2,481)        (549,850)

Cash flows from Financing Activities:
    Proceeds from notes payable, short term debt                     --               --        2,103,239
    Proceeds from notes payable, due to related parties         177,500          161,000          528,000
    Payment on notes payable, short term debt                        --               --          (20,000)
    Payment on notes payable, due to related parties             (2,000)          (6,000)         (12,500)
    Proceeds from the sale of preferred stock                        --               --          150,000
    Proceeds from the sale of common stock                       60,500          135,000        3,725,500
    Proceeds from common stock payable                               --           20,000           60,000
    Payments for loan fees                                           --               --          (50,000)
    Payments for deferred financing costs                            --               --          (50,000)
                                                           ------------     ------------     ------------
        Net cash provided by financing activities               236,000          310,000        6,434,239

Net (decrease) increase in cash                                 (12,674)         (36,485)           2,560
Cash, beginning of year                                          15,234           42,076               --
                                                           ------------     ------------     ------------
Cash, end of year                                          $      2,560     $      5,591     $      2,560
                                                           ============     ============     ============

Cash paid for:
    Interest                                               $        132     $         56     $     93,212
    Income Taxes                                           $         --     $         --     $         --

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                             From inception
                                                           September 30,    September 30,   March 1, 1997 to
                                                               2009             2008       September 30, 2009
                                                           -------------    ------------   ------------------
Supplemental schedule of non-cash Investing
    and Financing Activities:
    Common stock issued for financing costs                $         --     $         --     $    988,300
    Common stock issued for loan collateral                $         --     $         --     $    750,000
    Deferred construction costs, adjusted
        to fair value                                      $     50,625     $     70,313     $     33,750
                                                           ------------     ------------     ------------
    Conversion of preferred shares                         $      2,000     $         --     $     14,600
    Common stock issued as acquisition deposit             $         --     $         --     $    750,000
    Common stock cancelled due to business combination
        cancellation                                       $         --     $    375,000     $    375,000
    Common stock payable                                   $    (40,000)    $     75,000     $     95,000


















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

In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"). The Codification became the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles ("GAAP"). The Codification did not change GAAP but reorganizes the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009. The Company has begun to use the new Codification when referring to GAAP in its quarterly and annual reports filed on Forms 10-Q and 10-K respectively. This guidance does not have an impact on the consolidated results of the Company.

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

As used in these Notes to the consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. As of September 30, 2009, the Company's wholly-owned subsidiary includes Voyager Entertainment Holdings, Inc. ("Holdings"), a Nevada corporation. Outland Development, LLC has been a dormant company and was discontinued as of June 30, 2009. Voyager Viridian LLC, a wholly-owned subsidiary, was formed on August 3, 2009.

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K. Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $943,706 and $985,940 for the nine months ended September 30, 2009 and 2008, and a working capital deficiency of $5,899,905 at September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Accounting
---------------------

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted
-------

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the "Recognition and Presentation of Other-Than-Temporary Impairments" in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This guidance provides additional direction for estimating fair value in accordance with established guidance for "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

Issued
------

In June 2009, the FASB issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

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

In August 2009, the Company issued 7,250,000 shares of common stock for professional services rendered for total compensation of $111,250 or $0.02 per share.

In August 2009, the Company issued 3,000,000 shares of common stock for $60,000 cash or $0.02 per share.

In September 2009, 1,000,000 shares of Series B Preferred Stock were converted to 2,000,000 shares of common stock with a valuation of $0.01 per share.

Note 3. Related Party Transactions

Synthetic Systems
-----------------

During the quarters ended September 30, 2009 and 2008, the Company incurred consulting fees of approximately $37,000 and $35,000 respectively per month to Synthetic Systems, LLC for a total of $333,000 and $315,000. The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the quarters ending September 30, 2009 and 2008. The Company also paid on behalf of Synthetic Systems, LLC office rent expenses of $25,499 and $25,912, as of September 30, 2009 and 2008, respectively. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary.

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

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of September 30, 2009, we have marked these shares to market using the period end closing price of our stock. The change in valuation was debited to additional-paid in capital due to the deferred construction cost nature of these shares.

As of September 30, 2009, we have received advances in the amounts of $305,500 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of September 30, 2009, no payments have been made to Western.

Directors and Officers
----------------------

On occasion, our Officers and Directors will loan funds to the Company so that operations can continue.

On September 10, 2009, our Secretary loaned the Company $2,000 with an interest rate of 12% per annum. On September 23, 2009, the loan was paid in full with $9 interest.

As of September 30, 2009, we have received advances in the amounts of $210,000 from our Chief Operating Officer. The advances are unsecured, carry no interest and are due upon demand.

Interest on related party loans is not imputed due to the lack of terms related to the debt.

Note 4. Fair Value

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                        Fair Value at September 30, 2009
                              ------------------------------------------------
                               Total        Level 1      Level 2       Level 3
                              ------------------------------------------------
Assets:
Deferred construction costs   $33,750       $33,750      $    --       $    --
                              -------       -------      -------       -------
                              $33,750       $33,750      $    --       $    --
                              =======       =======      =======       =======

Liabilities:
  None                        $    --       $    --      $    --       $    --

Note 5. Subsequent Events

Management evaluated all activity of the Company through November 16, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Voyager Ventures, Inc. and Outland Development, LLC have been dormant companies since 2002 and were discontinued as of December 31, 2007 and June 30, 2009, respectively. Voyager Viridian LLC, a wholly-owned subsidiary, was formed on August 3, 2009.

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

We believe the following critical accounting policy reflects our most significant estimates and assumptions used in the preparation of our consolidated financial statements:

Stock Based Compensation
------------------------
As required by the Stock Compensation Topic of the FASB ASC, transactions in which the Company exchanges its equity instruments for goods or services is accounted for using authoritative guidance for stock based compensation. This guidance also addresses transactions in which the Company incurs liabilities in exchange for goods or services that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of those equity instruments.

If the Company issues stock for services which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company's financial statements as it's a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period. We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

We do not have any of the following:

*    Off-balance sheet arrangements.
* Certain trading activities that include non-exchange traded contracts accounted for at fair value.
* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS

As of September 30, 2009, we have not constructed an Observation Wheel and therefore have not generated revenues. Our officers and directors have assessed possible site locations for other Observation Wheel projects outside of Las Vegas, Nevada. As of September 30, 2009, we have not settled on any additional Observation Wheel projects and are continuing to focus on the L.V. Project for the remainder of 2009.

Three Month Comparison
----------------------
Results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 consist of the following:

         Three Months Ended         September 30, 2009   September 30, 2008     $ Change        % Change
Revenue                                   $      --           $      --        $      --              0%
Professional and consulting fees            237,978              33,633          204,345            608%
Project costs                                 1,968              13,376          (11,408)          (85)%
General and administrative expenses          32,720              33,922           (1,202)           (4)%
                                          ----------------------------------------------
Operating loss                            $(272,666)          $ (80,931)       $(191,735)           237%

Professional and consulting fees increased $204,345 for the three months ended September 30, 2009 compared to September 30, 2008. This increase is a result of consultants engaged to assist us in analyzing possible business prospects inside and outside of the Las Vegas area. These engagements allow us to focus our efforts on the progress of our project.

The $11,408 decrease in project costs for the three months ended September 30, 2009 compared to September 30, 2008 is a result of a one time expense of $10,000 incurred in 2008. We anticipate that we will continue incurring project costs as a result of seeking business opportunities for our Observation Wheel.

Our general and administrative expenses were consistent for the three months ended September 30, 2009 compared to September 30, 2008.

Nine Month Comparison
---------------------
Results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 consist of the following:

         Nine Months Ended          September 30, 2009   September 30, 2008     $ Change        % Change
Revenue                                   $      --           $      --        $      --             0%
Professional and consulting fees            501,732             512,288          (10,556)          (2)%
Project costs                               134,535              28,973          105,562           364%
General and administrative expenses         109,841             105,947            3,894             4%
                                          ----------------------------------------------
Operating loss                            $(746,108)          $(647,208)       $ (98,900)           15%

Expenses incurred for professional and consulting fees were consistent for the nine months ended September 30, 2009 compared to September 30, 2008.

Project costs increased $105,562 for the nine months ended September 30, 2009 compared to September 30, 2008. This increase is a result of services incurred in the progression towards the execution of our project and the assessment of additional projects. We anticipate that we will continue incurring project costs as a result of seeking business opportunities for our Observation Wheel.

The increase in general and administrative expenses of 4% as of September 30, 2009 compared to September 30, 2008 is due primarily to an increase in travel expenses. As a result of our progression towards the execution of our project and the opportunity to assess possible project sites in additional locations outside of the Las Vegas strip area, travel expenses increased by $24,879.

Additionally, for the nine months ended September 30, 2009, we have worked to decrease the consumption of office supplies and usage utilities which has resulted in an $8,377 cash savings compared to the nine months ended September 30, 2008. We have also experienced a cash savings of $43,008 and $14,824 for the nine months ended September 30, 2009 compared to September 30, 2008 for legal and accounting fees and meals and entertainment expenses respectively. These decreases are expected to continue throughout the remainder of 2009.

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas the next twelve months although we may entertain discussions with any interested party in other locations.

                                           September 30, 2009  December 31, 2008    $ Change     % Change
Cash                                           $    2,560          $   15,234      $  (12,674)     (83)%
Accounts payable and accrued expenses          $1,500,167          $1,286,380      $  213,787        17%
Due to related parties                         $2,219,500          $1,810,000      $  409,500        23%
Total current liabilities                      $6,452,906          $5,829,619      $  623,287        11%
Cash proceeds from the sale of common stock    $   60,500          $  195,000      $ (134,500)     (69)%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, and aging of our payables.

Cash on hand decreased $12,674, or 83%, as of September 30, 2009 compared to December 31, 2008. The decrease is a result of the payment of payables throughout 2009.

As of September 30, 2009, we had total current liabilities of $6,452,906 compared to $5,829,619 as of December 31, 2008. The 11% increase in total current liabilities is primarily a result of expenses and advances incurred that are due to related parties, which remain unpaid. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses
-------------------------------------
Our accounts payable increased by approximately $18,637, or 74%, as of September 30, 2009 compared to December 31, 2008 primarily due to incurrence of travel expenses. As a result of current economic conditions, travel expenses were incurred to explore alternative observation wheel locations outside of Las Vegas for possible business opportunities.

For the remainder of the year ending 2009, we anticipate to incur normal reoccurring expenses of approximately $150,000 as a result of related party consulting, furniture and equipment lease, utilities, accounting, health insurance and rent expense.

Accrued Expenses increased approximately $195,150, or 16%, as of September 30, 2009 compared to December 31, 2008 which consisted primarily of accrued interest. Until the payment of our loans and their corresponding interest can be made, upon our initial project financing, it is likely that our interest expense will continue to accumulate steadily throughout 2009.

Due to Related Parties
----------------------

                                      September 30, 2009  December 31, 2008    $ Change    % Change
Accrued Expenses - Related Party          $1,704,000          $1,470,000      $  234,000       16%
Due To - Related Party                       515,500             340,000         175,500       52%
                                          ----------------------------------------------
Total Related Party                       $2,219,500          $1,810,000      $  409,500       23%

The total amount Due to Related Parties increased $409,500, or 23%, as of September 30, 2009 compared to December 31, 2008 as a result of unpaid consulting services and cash advancements. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $175,500, or 52%, as of September 30, 2009 compared to December 31, 2008 as a result of borrowing capital from related parties. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of September 30, 2009, we owe $515,500 in related party loans and $1,704,000 for professional fees and unpaid bonuses for the fiscal years ending December 31, 2007 and 2006. No bonuses were issued for the fiscal year ending December 31, 2008.

These related party trends are likely to continue throughout 2009 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $12,674, or 83%, as of September 30, 2009 due to the payment of some of our payables throughout 2009. Additionally, cash received for the purchase of common stock decreased by $134,500, or 69%, for the nine months ended September 30, 2009 compared to the year ended December 31, 2008. It is more likely than not that the issuance of shares for cash will continue to decrease in the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. For the nine months ended September 30, 2009, we issued common stock for $60,500 cash. This stock transaction was unusual in comparison to precedent issuances in that significantly fewer shares were purchased. We anticipate that future purchases of common stock will generate higher concentrations of capital consistent with prior period transactions. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $2,560 cash on hand as of September 30, 2009 compared to $15,234 as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2009 will be approximately $150,000.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of September 30, 2009, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2009 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

Changes in internal control over financial reporting
----------------------------------------------------

Based on the evaluation as of September 30, 2009, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

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

In August 2009, the Company issued 7,250,000 shares of common stock for professional services rendered for total compensation of $111,250 or $0.02 per share.

In August 2009, the Company issued 3,000,000 shares of common stock for $60,000 cash or $0.02 per share.

In September 2009, 1,000,000 shares of Series B Preferred Stock were converted to 2,000,000 shares of common stock with a valuation of $0.01 per share.

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


                                     VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                     -----------------------------------------
                                                    (Registrant)

Dated November 16, 2009
                                                By: /s/ Richard Hannigan
                                                    -------------------------
                                                    Richard Hannigan,
                                                    President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                By: /s/ Richard Hannigan, Sr.
                                                    ----------------------------
                                                    Richard Hannigan, Sr.
                                                    President/CEO/Director
                                                    November 16, 2009


                                                By: /s/ Myong Hannigan
                                                    ----------------------------
                                                    Myong Hannigan
                                                    Secretary/Treasurer/Director
                                                    November 16, 2009


                                                By: /s/ Tracy Jones
                                                    ----------------------------
                                                    Tracy Jones
                                                    COO/Director
                                                    November 16, 2009