Form 10-Q/A
period 2009-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2010-03-29
CIK 1028394

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 24, 2010, there were 149,902,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

EXPLANATORY NOTE

The purpose of this amended Form 10-Q for the quarter ended September 30, 2009 is to adjust accreted financing costs in the proper period.

The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2009, that a financing agreement dated July 11, 2007 expired July 11, 2009. Deferred financing costs of $50,000 were paid towards this agreement in 2007. No services have been performed in relation to the financing agreement since its inception. These deferred financing costs should have been fully accreted as of September 30, 2009.

The effect on the Company's previously issued September 30, 2009 financial statements are summarized as follows:

BALANCE SHEET                                               September 30,    September 30,
                                                                2009             2009
                                                              (Amended)       (As Filed)
                                                            -------------    ------------
                                                             (Unaudited)      (Unaudited)
ASSETS

CURRENT ASSETS
          Cash                                               $      2,560    $      2,560
          Prepaids                                                    441             441
          Deferred financing costs                                   --            50,000
          Advances - related party                                500,000         500,000
                                                             ------------    ------------
                    Total current assets                          503,001         553,001

FIXED ASSETS, net of accumulated depreciation of
          $45,966 and $43,391, respectively                         3,363           3,363

                              Total assets                   $    506,364    $    556,364
                                                             ============    ============

          Accumulated deficit during the development stage    (18,621,433)    (18,571,433)
                                                             ------------    ------------

                    Total stockholders' deficit                (5,946,542)     (5,896,542)
                                                             ------------    ------------

                              Total liabilities and
                              stockholders' deficit          $    506,364    $    556,364
                                                             ============    ============

STATEMENT OF OPERATIONS

                                                  Three Months Ended                Nine Months Ended
                                            September 30,    September 30,    September 30,    September, 30
                                                 2009             2009            2009             2009
                                              (Amended)        (As Filed)       (Amended)       (As Filed)
                                            -------------    -------------    -------------    -------------
Operating loss                                   (272,666)        (272,666)        (746,108)        (746,108)

Other income (expense):
   Interest income                                   --               --               --               --
   Interest expense                               (67,553)         (67,553)        (197,598)        (197,598)
   Financing fees                                 (50,000)            --            (50,000)            --
                                            -------------    -------------    -------------    -------------
                                                 (117,553)         (67,553)        (247,598)        (197,598)

Net Loss                                         (390,219)        (340,219)        (993,706)        (943,706)

Preferred stock dividends                            --               --               --               --

                                            -------------    -------------    -------------    -------------
Net loss allocable to common stockholders   $    (390,219)   $    (340,219)   $    (993,706)   $    (943,706)
                                            =============    =============    =============    =============


Net loss per common share - basic and
   diluted                                  $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                                            =============    =============    =============    =============

Weighted average number of common
   shares outstanding                         144,913,157      144,913,157      141,093,679      141,093,679
                                            =============    =============    =============    =============

STATEMENT OF CASH FLOWS

                                                                               September 30,         September 30,
                                                                                   2009                  2009
                                                                                 (Amended)            (As Filed)
Cash Flows from Operating Activities:
           Net Loss                                                            $  (993,706)          $  (943,706)

           Adjustments to reconcile net loss to
                      net cash used by operating activities:
                      Depreciation                                                   2,574                 2,574
                      Issuance of common stock for services                        243,250               243,250
                      Accretion of debt issuance costs                              50,000                     -
           Changes in assets and liabilities:
                      Prepaid expenses                                               1,421                 1,421
                      Accounts payable and accrued expenses                        213,787               213,787
                      Accrued expenses - related party                             234,000               234,000
                                Net cash used in operating activities             (248,674)             (248,674)


In all other respects, this amended quarterly report on Form 10-Q/A is unchanged from the quarterly report on Form 10-Q previously filed by the Company on November 16, 2009.

                                TABLE OF CONTENTS

                                                                           Page

Item 1.  Financial Statements                                                 6
Item 4T.  Controls and Procedures                                            18
SIGNATURES                                                                   19

ITEM 1. FINANCIAL STATEMENTS.


           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2009

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,   December 31,
                                                                             2009            2008
                                                                          (Restated)
                                                                         -------------   -------------
                                                                          (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                  $      2,560    $     15,234
    Prepaids                                                                       441           1,862
    Deferred financing costs                                                      --            50,000
    Advances - related party                                                   500,000         500,000
                                                                          ------------    ------------
        Total current assets                                                   503,001         567,096

FIXED ASSETS, net of accumulated depreciation of
        $45,966 and $43,391, respectively                                        3,363           5,937
                                                                          ------------    ------------

                    Total assets                                          $    506,364    $    573,033
                                                                          ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $  1,500,167    $  1,286,380
    Accrued expenses - related party                                         1,704,000       1,470,000
    Note payable                                                             1,855,000       1,855,000
    Due to related parties                                                     515,500         340,000
    Loans and settlement payable                                               878,239         878,239
                                                                          ------------    ------------
        Total current liabilities                                            6,452,906       5,829,619
                                                                          ------------    ------------

                    Total liabilities                                        6,452,906       5,829,619


COMMITMENTS & CONTINGENCIES                                                       --              --

STOCKHOLDERS' DEFICIT
    Preferred stock: $0.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                         --              --
        Series B - 10,000,000 designated, 0 and 1,000,000 outstanding
          respectively                                                            --             1,000
    Common stock: $0.001 par value; authorized 200,000,000 shares;
        issued and outstanding:151,402,287 and 132,027,287 respectively        151,402         132,027
    Additional paid-in capital                                              13,212,239      12,937,489
    Deferred construction costs paid with common stock                         (33,750)        (84,375)
    Loan collateral paid with common stock                                    (750,000)       (750,000)
    Common stock payable                                                        95,000         135,000
    Accumulated deficit during the development stage                       (18,621,433)    (17,627,727)
                                                                          ------------    ------------

        Total stockholders' deficit                                         (5,946,542)     (5,256,586)
                                                                          ------------    ------------

                    Total liabilities and stockholders' deficit           $    506,364    $    573,033
                                                                          ============    ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended               Nine Months Ended            From inception
                                                September 30,    September 30,    September 30,    September, 30   March 1, 1997 to
                                                    2009             2008             2009             2008       September 30, 2009
                                                 (Restated)                        (Restated)                         (Restated)
                                                -------------    -------------    -------------    -------------  ------------------
Revenues                                        $        --      $        --      $        --      $        --      $        --

Operating Expenses:
     Professional and consulting fees                 237,978           33,633          501,732          512,288       13,235,295
     Project costs                                      1,968           13,376          134,535           28,973          330,475
     Depreciation                                         629            1,600            2,574            5,715           45,965
     Settlement expense                                  --               --               --               --          1,025,000
     Other expense                                     32,091           32,322          107,267          100,232        1,267,388
                                                -------------    -------------    -------------    -------------    -------------
                                                      272,666           80,931          746,108          647,208       15,904,123

Operating loss                                       (272,666)         (80,931)        (746,108)        (647,208)     (15,904,123)

Other income (expense):
     Interest income                                     --                  1             --             43,751          132,528
     Interest expense                                 (67,553)         (74,164)        (197,598)        (382,483)      (2,799,838)
     Financing fees                                   (50,000)            --            (50,000)            --            (50,000)
                                                -------------    -------------    -------------    -------------    -------------
                                                     (117,553)         (74,163)        (247,598)        (338,732)      (2,717,310)

Net Loss                                             (390,219)        (155,094)        (993,706)        (985,940)     (18,621,433)

Preferred stock dividends                                --               --               --               --           (130,000)
                                                -------------    -------------    -------------    -------------    -------------
Net loss allocable to common stockholders       $    (390,219)   $    (155,094)   $    (993,706)   $    (985,940)   $ (18,751,433)
                                                =============    =============    =============    =============    =============

Net loss per common share - basic and diluted   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                                                =============    =============    =============    =============

Weighted average number of common
     shares outstanding                           144,913,157      131,777,287      141,093,679      126,267,798
                                                =============    =============    =============    =============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                           From inception
                                                          September 30,   September 30,   March 1, 1997 to
                                                              2009            2008       September 30, 2009
                                                           (Restated)                        (Restated)
                                                          -------------   -------------  ------------------
Cash Flows from Operating Activities:
    Net Loss                                              $   (993,706)   $   (985,940)   $(18,621,433)

    Adjustments to reconcile net loss to
        net cash used by operating activities:
        Depreciation                                             2,574           5,715          45,965
        Issuance of common stock for services                  243,250         208,000       6,511,565
        Issuance of common stock for nullification fee            --              --           375,000
        Issuance of common stock for accrued                      --
            bonus                                                 --              --           750,000
        Interest expense from the issuance of
            common stock                                          --           150,000         709,088
        Accretion of debt issuance costs                        50,000            --           500,000

    Changes in assets and liabilities:
        Prepaid expenses                                         1,421           1,420            (441)
        Accounts payable and accrued expenses                  213,787         116,801       1,494,427
        Accrued expenses - related party                       234,000         160,000       1,704,000
        Accrued settlement obligation                             --              --           650,000
            Net cash used in operating
                                                          ------------    ------------    ------------
            activities                                        (248,674)       (344,004)     (5,881,829)

Cash flows from Investing Activities:
    Payments to acquire fixed assets                              --            (2,481)        (49,850)
    Proceeds from Note Receivable                                 --              --          (500,000)
                                                          ------------    ------------    ------------
        Net cash used in investing activities                     --            (2,481)       (549,850)

Cash flows from Financing Activities:
    Proceeds from notes payable, short term debt                  --              --         2,103,239
    Proceeds from notes payable, due to related parties        177,500         161,000         528,000
    Payment on notes payable, short term debt                     --              --           (20,000)
    Payment on notes payable, due to related parties            (2,000)         (6,000)        (12,500)
    Proceeds from the sale of preferred stock                     --              --           150,000
    Proceeds from the sale of common stock                      60,500         135,000       3,725,500
    Proceeds from common stock payable                            --            20,000          60,000
    Payments for loan fees                                        --              --           (50,000)
    Payments for deferred financing costs                         --              --           (50,000)
        Net cash provided by financing
                                                          ------------    ------------    ------------
            activities                                         236,000         310,000       6,434,239

Net (decrease) increase in cash                                (12,674)        (36,485)          2,560
Cash, beginning of year                                         15,234          42,076            --
                                                          ------------    ------------    ------------
Cash, end of year                                         $      2,560    $      5,591    $      2,560
                                                          ============    ============    ============

Cash paid for:
    Interest                                              $        132    $         56    $     93,212
    Income Taxes                                          $       --      $       --      $       --

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                           From inception
                                                          September 30,   September 30,   March 1, 1997 to
                                                              2009            2008       September 30, 2009
                                                          -------------   -------------  ------------------
Supplemental schedule of non-cash Investing
    and Financing Activities:
    Common stock issued for financing costs              $        --      $       --      $    988,300
    Common stock issued for loan collateral              $        --      $       --      $    750,000
    Deferred construction costs, adjusted
        to fair value                                    $      50,625    $     70,313    $     33,750
    Conversion of preferred shares                       $       2,000    $       --      $     14,600
    Common stock issued as acquisition deposit           $        --      $       --      $    750,000
    Common stock cancelled due to business combination
        cancellation                                     $        --      $    375,000    $    375,000
    Common stock payable                                 $     (40,000)   $     75,000    $     95,000















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

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $993,706 and $985,940 for the nine months ended September 30, 2009 and 2008, and a working capital deficiency of $5,949,905 at September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted
-------

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification(TM) ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In August 2009, the Company issued 7,250,000 shares of common stock for profession services rendered for total compensation of $111,250 or $0.02 per share.

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

                                      Fair Value at September 30, 2009
                                -------------------------------------------
                                 Total      Level 1     Level 2    Level 3
                                -------     -------     -------    -------
Assets:
Deferred construction costs     $33,750     $33,750     $ --       $  --
                                -------     -------     ------     -------
                                $33,750     $33,750     $ --       $  --
                                =======     =======     ======     =======

Liabilities:
  None                          $  --       $  --       $ --       $  --

Note 5.  Deferred Financing Costs

The Company entered into a financing agreement dated July 11, 2007 which expired July 11, 2009. Deferred financing costs of $50,000 were paid towards this agreement in 2007. No services have been performed or additional financing received in relation to the agreement since its inception. These deferred financing costs have been fully accreted as of September 30, 2009.

Note 6.  Restatement

The Company determined, during the preparation of the Form 10-K for the year ended December 31, 2009, that a financing agreement dated July 11, 2007 expired July 11, 2009. Deferred financing costs of $50,000 were paid towards this agreement in 2007. No services have been performed in relation to the financing agreement since its inception. These deferred financing costs should have been fully accreted as of September 30, 2009.

The effect on the Company's previously issued September 30, 2009 financial statements are summarized as follows:

BALANCE SHEET

                                                                 September 30,     September 30,
                                                                     2009              2009
                                                                   (Amended)        (As Filed)
                                                                 ------------      ------------
                                                                  (Unaudited)       (Unaudited)
ASSETS

CURRENT ASSETS
            Cash                                                 $      2,560      $      2,560
            Prepaids                                                      441               441
            Deferred financing costs                                     --              50,000
            Advances - related party                                  500,000           500,000
                                                                 ------------      ------------
                       Total current assets                           503,001           553,001

FIXED ASSETS, net of accumulated depreciation of
            $45,966 and $43,391, respectively                           3,363             3,363

                                   Total assets                  $    506,364      $    556,364
                                                                 ============      ============

            Accumulated deficit during the development stage      (18,621,433)      (18,571,433)
                                                                 ------------      ------------

                       Total stockholders' deficit                 (5,946,542)       (5,896,542)
                                                                 ------------      ------------

                                   Total liabilities and
                                   stockholders' deficit         $    506,364      $    556,364
                                                                 ============      ============

STATEMENT OF OPERATIONS

                                                     Three Months Ended                   Nine Months Ended
                                              September 30,      September 30,      September 30,      September, 30
                                                   2009               2009               2009               2009
                                                (Amended)          (As Filed)         (Amended)          (As Filed)
                                              -------------      -------------      -------------      -------------
Operating loss                                     (272,666)          (272,666)          (746,108)          (746,108)

Other income (expense):
   Interest income                                     --                 --                 --                 --
   Interest expense                                 (67,553)           (67,553)          (197,598)          (197,598)
   Financing fees                                   (50,000)              --              (50,000)              --
                                              -------------      -------------      -------------      -------------
                                                   (117,553)           (67,553)          (247,598)          (197,598)

Net Loss                                           (390,219)          (340,219)          (993,706)          (943,706)

Preferred stock dividends                              --                 --                 --                 --
                                              -------------      -------------      -------------      -------------
Net loss allocable to common stockholders     $    (390,219)     $    (340,219)     $    (993,706)     $    (943,706)
                                              =============      =============      =============      =============


Net loss per common share - basic and
   diluted                                    $       (0.00)     $       (0.00)     $       (0.01)     $       (0.01)
                                              =============      =============      =============      =============

Weighted average number of common
   shares outstanding                           144,913,157        144,913,157        141,093,679        141,093,679
                                              =============      =============      =============      =============

STATEMENT OF CASH FLOWS

                                                                        September 30,  September 30,
                                                                            2009           2009
                                                                          (Amended)     (As Filed)
Cash Flows from Operating Activities:
          Net Loss                                                       $(993,706)     $(943,706)

          Adjustments to reconcile net loss to
                    net cash used by operating
                    activities:
                    Depreciation                                             2,574          2,574
                    Issuance of common stock for services                  243,250        243,250
                    Accretion of debt issuance costs                        50,000           --
          Changes in assets and liabilities:
                    Prepaid expenses                                         1,421          1,421
                    Accounts payable and accrued expenses                  213,787        213,787
                    Accrued expenses - related party                       234,000        234,000
                    Accrued settlement obligation                             --             --
                               Net cash used in operating activities      (248,674)      (248,674)

In all other respects, this amended quarterly report on Form 10-Q/A is unchanged from the quarterly report on Form 10-Q previously filed by the Company on November 16, 2009.

Note 7. Subsequent Events

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2009 and believe they are ineffective due to our oversight of the expiration of the financing agreement described in our amended financial statements. We have assessed this inefficiency as an isolated incident and corrective action has been taken.

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


Changes in internal control over financial reporting
----------------------------------------------------

Based on the evaluation as of September 30, 2009, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

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



                                      VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                      -----------------------------------------
                                                    (Registrant)

   Dated March 24, 2010

                                           By: /s/ Richard Hannigan
                                               --------------------------------
                                               Richard Hannigan,
                                               President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           By: /s/ Richard Hannigan, Sr.
                                               --------------------------------
                                               Richard Hannigan, Sr.
                                               President/CEO/Director
                                               March 24, 2010


                                           By: /s/ Myong Hannigan
                                               --------------------------------
                                               Myong Hannigan
                                               Secretary/Treasurer/Director
                                               March 24, 2010


                                           By: /s/ Tracy Jones
                                               --------------------------------
                                               Tracy Jones
                                               COO/Director
                                               March 24, 2010