Form 10-K
period 2009-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2010-03-30
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number: 000-33151

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                54-2110681
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4483 West Reno Avenue, Las Vegas, Nevada                                89118
----------------------------------------                              ----------
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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer
[  ] Accelerated filer
[  ] Non-accelerated filer
[X] Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2009, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.02) was approximately $263,390.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 149,902,287 shares of common stock as of March 19, 2010.

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2009

                                TABLE OF CONTENTS

                                                                                      Page
PART I
Item 1.    Business                                                                     4
Item 1A.   Risk Factors                                                                 7
Item 1B.   Unresolved Staff Comments                                                    9
Item 2.    Properties                                                                   9
Item 3.    Legal Proceedings                                                            9
Item 4.    Submission of Matters to a Vote of Security Holders                          9

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and
               Issuer Purchases of Equity Securities                                   10
Item 6.    Selected Financial Data                                                     11
Item 7.    Management's Discussion and Analysis of Financial Condition and             11
                Results of Operation
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                  17
Item 8.    Financial Statements and Supplementary Data                                F-1
Item 9.    Changes in and Disagreements With Accountants on Accounting and             45
                Financial Disclosure
Item 9A.   Controls and Procedures                                                     45
Item 9B.   Other Information                                                           46

PART III
Item 10.   Directors and Executive Officers and Corporate Governance                   47
Item 11.   Executive Compensation                                                      49
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters                                            51
Item 13.   Certain Relationships and Related Transactions, and Director Independence   53
Item 14.   Principal Accountant Fees and Services                                      54

PART IV
Item 15.   Exhibits and Financial Statement Schedules                                  55

SIGNATURES                                                                             57

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 7.

In this filing references to "Company," "we," "our," and/or "us," refers to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

                                     PART I

ITEM 1.  BUSINESS.

HISTORY

Voyager Entertainment International, Inc. (the "Company"), a North Dakota corporation formerly known as Dakota Imaging, Inc., was formed on January 31, 1991. The Company is in the entertainment development business with plans to develop the world's tallest Observation Wheel within the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year. The Company's wholly-owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, Voyager Entertainment Holdings, Inc. ("VEHI"), a Nevada corporation, and Voyager Viridian, LLC ("Viridian"), a Nevada Limited Liability Corporation. Voyager Ventures, Inc. was a dormant company and was discontinued as of December 31, 2007. Outland Development, LLC has been a dormant company and was discontinued as of June 30, 2009. Voyager Viridian LLC, was formed on August 3, 2009. All organizational costs were paid by the parent.

By written consent dated April 23, 2003, a majority of the Company's stockholders elected to reincorporate the Company in the State of Nevada, pursuant to a reincorporation merger between the Company and its then wholly-owned subsidiary, Voyager Entertainment International, Inc. The reincorporation became effective on June 23, 2003. In connection with the reincorporation, the Company increased its authorized $0.001 par value common stock from 100,000,000 shares to 200,000,000 shares and its authorized Preferred Stock, $0.001 par value, from 25,000,000 shares to 50,000,000 shares.

OUR BUSINESS

Our current business plan is to build multiple observation ferris wheels ("Observation Wheels"). The Company is currently evaluating several locations in Las Vegas, Nevada where the Observation Wheel could be constructed by the Company. If the Company is unsuccessful in obtaining a site and negotiating terms acceptable to both Voyager and a prospective property owner for a Las Vegas location, the Company will be required to identify a location outside of Las Vegas. An observation wheel could be constructed by a competitor before Voyager's Observation Wheel could be built in Las Vegas, forcing our management to focus its efforts elsewhere for a significant amount of time. While there are several locations outside of Las Vegas which are currently proposed, there can be no guarantees that the Company will obtain financing or any definitive agreements for any other locations.

L.V. Voyager Project
--------------------
For the past 8 years, through its subsidiaries, the Company has extensively planned and/or evaluated the available locations on the Las Vegas Strip as well as other off-strip locations in Las Vegas, Nevada for the construction of the L.V. Voyager Project.

The L.V. Voyager Project is intended to be designed as a visual icon and experience overlooking the "Las Vegas Strip". With 30 vehicles called Orbiters, the L.V. Voyager Project is intended to be a revolving ferris wheel that will overlook the Las Vegas Strip as it revolves higher than a 60-story building at approximately 600 feet. One rotation in an Orbiter will last approximately 27 minutes. Each Orbiter will be controlled by an on-board Navigator, who will be part entertainer and part steward, and who will also be skilled in life-safety and security. The Company has not been able find a suitable location to successfully launch the project.

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

Voyager Viridian Development, LLC ("Viridian") was formed as a wholly owned subsidiary of Voyager Entertainment International, Inc. ("VEII"). The formation of Viridian is designed to incorporate all the latest technologies within the renewable energy industry into the design and construction of the Voyager Observation wheels, as well as, advancing those technologies into separate development projects.

Viridian is also exploring wind, solar and geothermal projects within Nevada and neighboring states. All three technologies are being considered for a project in Northern Nevada. These renewable energy technologies use and in particular geothermal are currently under financial and project cost analysis. Viridian has commissioned a Member of Appraisal Institute ("MAI") Appraisal to verify land cost of the targeted project location.

Upon completion of that appraisal and project analysis a decision will be made on whether to proceed with the project. All future Viridian "green" projects are subject to successful project financing.

Other "Observation Wheels"
The Company has initiated efforts to build a 600ft Observation Wheel in the United Arab Emirates ("UAE"). The current focus is to find a suitable location. Due to the continuing dynamic changes to the economic environment in the UAE, the Company may take advantage of any favorable financing arrangements with prospective partners. As of the date of this filing, an adequate site for the Observation Wheel has not been determined. At this time there have been no funds raised for this project.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

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

EMPLOYEES

As of December 31, 2009, we only had Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director, and Myong Hannigan, Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of Mr. Hannigan, Mr. Jones or our inability to attract and retain other qualified employees could have a material adverse effect on us.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We have initiated efforts to build a Voyager Project in the UAE, however there has been no activity relating to this project since inception.

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

Our articles of incorporation authorize the issuance of 200,000,000 shares of $0.001 par value common stock. As of March 19, 2010, we have 149,902,287 shares of our common stock issued and outstanding. We are also authorized to issue 50,000,000 shares of preferred stock and have designated 1,500,000 shares of Series A Preferred stock at par value $0.001 with no face value, convertible to common stock at 10 to 1 and 10,000,000 shares of Preferred B Stock at par value $0.001 with a face value of $0.10 convertible to common stock at 2 to 1. The future issuance of all or part of our remaining authorized common stock, preferred stock or any combination of either, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Although our common stock is listed on the over-the-counter bulletin board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. During the fiscal years ending December 31, 2009 and 2008, our common stock sold at an average high of $0.02 and $0.07 respectively. The stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance, and could enhance the effect of any fluctuations that do relate to our operating results. As a result of the foregoing, stockholders may be unable to liquidate their shares for any reason.

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

Operating in Foreign Countries
------------------------------
We have initiated efforts to build a Voyager Project in the UAE. Operating in a foreign country provides additional risks such as, permitting and licensing can be more difficult to obtain, obtaining personnel for the daily operations could present significant challenges, and if the local government were to become unstable, our results could be severely affected.

Since its inception, there has been no activity relating to the UAE project.

Acts of Terrorism
-----------------
Because the Voyager Project will depend upon tourism, if there is a terrorist attack in the city or country where the project is located, the anticipated results could be dramatically affected, including complete closure of the project.

Sarbanes-Oxley Act
------------------
We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009. In subsequent years, our independent registered public accounting firm may be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

Further, if we begin production of an observation wheel, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded in the over-the-counter bulletin board through the Financial Industry Regulatory Authority ("FINRA"), under the symbol "VEII". The following table sets forth the trading history of the Common Stock for each quarter of fiscal years ended December 31, 2009 and 2008, as reported by stockhouse.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                     High       Low
                                    ----------------
      2009
      ----
           First Quarter             0.035    0.0001
           Second Quarter             0.03      0.01
           Third Quarter             0.019      0.01
           Fourth Quarter            0.016     0.005

      2008
      ----
           First Quarter              0.10      0.05
           Second Quarter             0.06      0.03
           Third Quarter              0.05      0.03
           Fourth Quarter            0.045      0.02

HOLDERS OF COMMON STOCK

As of March 19, 2010, we had approximately 110 active stockholders on record (not including shares held by brokers or in street name), of the 149,902,287 shares of common stock outstanding. The closing bid stock price on March 19, 2010 was $0.004.

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2009, no options have been issued under this plan.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Equity securities that were sold by the Company for the fiscal year ending December 31, 2009 that were not registered under the Securities Act and were not previously included in a Quarterly Report filed on Form 10-Q or in a Current Report on Form 8-K are as follows:

In December 2009, the Company sold 1,500,000 shares of common stock valued at $30,000 or $0.02 per share. Proceeds from the sale of shares were used for operating expenses.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Voyager Entertainment International, Inc.," the "Company," "we," "us," and "our" refer to Voyager Entertainment International, Inc. and our direct subsidiaries on a consolidated basis unless the context indicates otherwise.

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

o Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2009.

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

The consolidated financial statements presented include the accounts of Outland from its inception (March 1, 1997) through December 31, 2009.

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

Plan of Operations
------------------
During the next 12 months, we are continuing our efforts on the development of an Observation Wheel in Las Vegas, Nevada; however, actual production will not commence until we have sufficient capital for construction and marketing. As of the year ending December 31, 2009, the Company did not have enough cash on hand to continue operations through the next year. From time-to-time the officers of the Company loan funds to provide for operations however, there can be no guarantees that the Company's officers and directors will continue to loan funds to the Company on an ongoing basis. We will continue to seek alternative funding sources, however if we do not receive a substantial amount of funding it will be unlikely we can continue operations.

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

Stock Based Compensation
------------------------
Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

RESULTS OF OPERATIONS

As of December 31, 2009, we have not constructed an Observation Wheel and therefore have not generated revenues. Our officers and directors have assessed possible site locations for other Observation Wheel projects outside of Las Vegas, Nevada. As of December 31, 2009, we have not settled on any additional Observation Wheel projects and are continuing to focus on the L.V. Project in 2010.

Results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 consist of the following:

                                      December 31, 2009   December 31, 2008      $ Change        % Change
                                      -------------------------------------------------------------------
Revenue                                   $      --          $      --          $      --             0%
Professional and consulting fees              627,041            643,478            (16,437)        (3)%
Project costs                                 134,857             32,004            102,853         321%
General and administrative expenses           380,788            137,198            243,590         178%
                                      ------------------------------------------------------
Operating loss                            $(1,142,686)       $  (812,680)       $  (330,006)         41%

We had operating expenses of $1,142,686 for the year ended December 31, 2009 versus operating expenses of $812,680 for the year ended December 31, 2008 which primarily consisted of professional and consulting fees, project costs, and bad debts. General and administrative expenses remained constant from 2008 to 2009. In general, we are reducing costs where able in an attempt to prolong our cash reserves.

If the Company receives funding for the L.V. Project, we expect these expenses to increase substantially, including support for employees that will be required and other operating expenses related to the construction of the project. Additionally, we anticipate issuing bonuses to management for services rendered at a time when the Company is more fiscally able.

Professional and Consulting Fees
--------------------------------
We incurred professional and consulting fees of $627,041 for the year ending December 31, 2009 versus $643,478 for the year ending December 31, 2008. Professional and consulting fees are primarily satisfied by the issuance of common stock as a result of insufficient cash for payment for services. In 2009 we issued shares for services of $243,750 versus $218,000 in 2008.

We have expensed professional fees to Synthetic Systems, Inc. totaling $444,000 as of December 31, 2009 compared to $420,000 as of December 31, 2008 due to a fee increase of $2,000 per month. We anticipate these professional fees to total $444,000 for the next twelve months ending December 31, 2010. As of December 31, 2009, there is an accrued unpaid balance of $1,778,000 consisting of professional fees of $1,018,000 and bonuses in lieu of salaries of $760,000 that were incurred for the fiscal years ending 2007 and 2006. There were no bonuses issued for the year ending December 31, 2009 or 2008. Synthetic Systems, Inc. is jointly controlled by our Chief Executive Officer and Secretary. See Note 8 of our financial statements.

Other professional fees recognized include fees associated to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission of approximately $68,000 in 2009 compared to $112,000 in 2008. The cash savings of $44,000 is a result of our efficient accounting and reporting process, small business transactions, and a $22,000 decrease in legal fees in 2009 compared to 2008.

During 2009, we incurred consulting expenses of approximately $115,000 compared to $209,000 in 2008. We engage consultants to assist us in analyzing possible business prospects inside and outside of the Las Vegas area and to assess the real estate needed in connection with the project. As of December 31, 2009, we have identified several locations for the L.V. Project but have yet to agree upon a definitive site. These engagements allow us to focus our efforts on the progress of our project. In the event that a project site is secured, we anticipate incurring consulting fees relating to the construction of the project.

Blue Prints/Project Costs
-------------------------
Blue Prints/Project Costs for the year ended December 31, 2009 were $134,857 which is $102,853, or 321%, more than the $32,004 of project costs incurred for the year ended December 31, 2008. Project costs are the expenses related to the materials used to attract investors. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. This increase is a result of services incurred in the progression towards the execution of our project and the assessment of additional projects. Our total project costs since inception are $330,797. We anticipate that we will continue incurring project costs as a result of seeking business opportunities for our Observation Wheel, should we be able to continue our planning efforts.

Bad Debts
---------
At December 31, 2009, we analyzed the collectability of our advance of $500,000 to a related party. The repayment of this advance is predicated upon the production of our project. Based on current economic conditions, we have determined that an allowance of $250,000 of the advance is appropriate. It is unknown whether we will be able to secure a site and begin construction on the project in the next twelve months, facilitating repayment of the advance. In the event that we secure a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability. As of December 31, 2008, there was no allowance on the advance.

LIQUIDITY

Years Ended December 31, 2009 and December 31, 2008.

                                              December 31, 2009   December 31, 2008     $ Change       % Change
                                                     ----------------------------------------------------------
Cash                                              $    7,488         $   15,234        $   (7,746)        (51)%
Accounts payable and accrued expenses             $1,638,121         $1,286,380        $  351,741          27%
Due to related parties                            $2,354,000         $1,810,000        $  544,000          30%
Total current liabilities                         $6,725,360         $5,829,619        $  895,741          15%
Cash proceeds from the sale of common stock       $   90,000         $  195,000        $ (105,000)        (54)%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, issuance of stock for cash, and aging of our payables.

As of December 31, 2009, we had total current liabilities of $6,725,360 compared to $5,829,619 as of December 31, 2008. The 15% increase in total current liabilities is primarily a result of expenses incurred that are due to related parties, which remain unpaid. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion.

Accounts Payable
----------------
Our accounts payable increased by approximately $95,000, or 378%, as of December 31, 2009 compared to December 31, 2008 due to incurrence of travel expenses and project costs. As a result of current economic conditions, travel expenses and project costs were incurred to explore alternative observation wheel locations outside of Las Vegas for possible business opportunities.

For the year ending 2010, we anticipate to incur normal reoccurring expenses of approximately $600,000 as a result of related party consulting, furniture and equipment lease, office cleaning, utilities, accounting, health insurance and rent expense.

Accrued Expenses
----------------
Accrued Expenses increased $256,753, or 21%, as of December 31, 2009 compared to December 31, 2008 which consisted primarily of accrued interest. Payment of our loans and their corresponding interest will be made upon our first initial project financing. Until such time, it is likely that our interest expense will continue to accumulate at a steady rate.

Due to Related Parties
----------------------

                                   December 31, 2009  December 31, 2008      $ Change             % Change
                                   -----------------------------------------------------------------------
Accrued Expenses - Related Party        $1,778,000        $1,470,000        $  308,000                21%
Due To - Related Party                     576,000           340,000           236,000                69%
                                   ---------------------------------------------------
Total Related Party Liability           $2,354,000        $1,810,000        $  544,000                30%

Our total related party liabilities increased $544,000, or 30%, as of December 31, 2009 compared to December 31, 2008. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and need for additional cash infusion from our related parties.

We received $236,000 in related party loans during the fiscal year ended December 31, 2009 compared to $215,000 during the fiscal year ended December 31, 2008. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of December 31, 2009, we owe $576,000 in related party loans and $1,778,000 for professional fees and unpaid bonuses. No bonuses were issued for the fiscal year ending December 31, 2009 or 2008.

These related party trends are likely to continue throughout 2010 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $7,746, or 51%, as of December 31, 2009 due to the payment of some of our payables throughout 2009. Additionally, common stock issuances and subscriptions for cash decreased by $105,000, or 54%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. It is more likely than not that the issuance of shares for cash will continue to decrease in the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. For the year ended December 31, 2009, we issued common stock for $60,000 cash. An additional $30,000 was received for the purchase of common stock, however the related sales are yet to be finalized and no shares were issued as of December 31, 2009. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $7,488 cash on hand as of December 31, 2009 compared to $15,234 as of December 31, 2008. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is unlikely that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel will begin in the next twelve months. Assuming no such occurrences, our anticipated minimum cash payments for 2010 will be approximately $600,000.

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

NOTES PAYABLE

                      December 31, 2009  December 31, 2008     $ Change             % Change
                      ----------------------------------------------------------------------
Related Party             $  576,000        $  340,000        $  236,000                69%
Line of Credit               605,000           605,000              --                   0%
Diversified                1,250,000         1,250,000              --                   0%
Settlement Payable           878,239           878,239              --                   0%
                      --------------------------------------------------
Total Debt                $3,309,239        $3,073,239        $  236,000                 8%

As of December 31, 2009, we have debt of $3,309,239 compared to $3,073,239 as of December 31, 2008. The increase of $236,000 is a result of related party loans as indicated above.

Our remaining debt obligations consist of loans due as a result of notes that, upon renegotiations with our creditors, are not considered in default and are to be paid upon our initial substantial project fundings. As of December 31, 2009, the total project funding required to repay our principal payments is $2,733,239. Per the terms of the modifications of the debts, the principal balance will not vary from this balance until payments have begun. However, certain obligations will continue to accrue interest until payment is made as discussed below.

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

Diversified Lending
-------------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western Architectural Services, LLC ("Western") in this debt which bears interest of 14% and is due upon our first substantial project funding. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We have accounted for this as both interest income and interest expense of $87,500 for the fiscal year ended December 31, 2007. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western paid to the Company $18,750 as their part of the loan extension). We accounted for Western's three months of interest due to the extension as both interest income and interest expense of $43,750 for the fiscal year ended December 31, 2008.

In February 2009, management and the note holder negotiated an amendment to the note payable, effective February 5, 2008, to extend the terms of the note. Per the amended agreement, the note is not in default and interest is to continue to be accrued on the principal balance of $1,250,000 at the original rate of 14% per annum. An original maturity date of one year from the issuance was amended so that the unpaid interest and principal balances are due sixty days pursuant to our first substantial project funding that exceeds $15,000,000. As of December 31, 2009, an aggregate balance of $1,597,863 remained unpaid.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2009 and 2008, respectively, our loan fees paid with common stock have been fully expensed and our loan collateral paid with common stock was $750,000 at both period end dates.

At December 31, 2009 and December 31, 2008, we accrued an additional $12,585 and $22,903 respectively, of interest relating to the year end dilution calculation. As a result, 1,307,431 additional shares are to be issued upon the publication of the financial statements.

As the loan collateral, loan fees and anti-dilution components of the agreement (as described above) are dominated in the Company's common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the Chief Executive Officer of Western Architectural Services, LLC.

Settlement Payable
------------------
Our loans and settlement payable have no stated interest rate, are due on demand and are unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $533,709 as of December 31, 2009 and $462,277 as of December 31, 2008.

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

As of December 31, 2009, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $533,709 amounting to an aggregate of $1,411,948. One half of this amount, or $705,974 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2009. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2009
                                DECEMBER 31, 2008

                                    CONTENTS

                                                                            Page
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS                                     F-2

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                  F-3
Consolidated Statements of Operations                                        F-4
Consolidated Statement of Stockholders' Deficit                              F-5
Consolidated Statements of Cash Flows                                       F-11

Notes to Consolidated Financial Statements                                  F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders
Voyager Entertainment International Inc. and Subsidiaries
Las Vegas, NV


We have audited the accompanying balance sheets of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (March 1, 1997) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from inception (March 1, 1997) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
March 26, 2010

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,     December 31,
                                                                                                2009             2008
                                                                                            ------------     ------------
ASSETS

CURRENT ASSETS
         Cash                                                                               $      7,488     $     15,234
         Prepaids                                                                                  1,874            1,862
         Deferred financing costs                                                                   --             50,000
         Advances - related party, net of allowance
            of $250,000 and $0, respectively                                                     250,000          500,000
                                                                                            ------------     ------------
                  Total current assets                                                           259,362          567,096

FIXED ASSETS, net of accumulated depreciation of
                  $42,214 and $43,391, respectively                                                4,976            5,937
                                                                                            ------------     ------------

                                             Total assets                                   $    264,338     $    573,033
                                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Accounts payable and accrued expenses                                              $  1,638,121     $  1,286,380
         Accrued expenses - related party                                                      1,778,000        1,470,000
         Notes payable                                                                         1,855,000        1,855,000
         Due to related parties                                                                  576,000          340,000
         Loans and settlement payable                                                            878,239          878,239
                                                                                            ------------     ------------
                  Total current liabilities                                                    6,725,360        5,829,619
                                                                                            ------------     ------------

                                             Total liabilities                                 6,725,360        5,829,619

COMMITMENTS & CONTINGENCIES                                                                         --               --

STOCKHOLDERS' DEFICIT
         Preferred stock: $0.001 par value; authorized 50,000,000 shares
                  Series A - 1,500,000 designated, none outstanding                                 --               --
                  Series B - 10,000,000 designated, 0 and 1,000,000 outstanding
                    respectively                                                                    --              1,000
         Common stock: $0.001 par value; authorized 200,000,000 shares;
                  issued and outstanding:151,402,287 and 132,027,287 respectively                151,402          132,027
         Additional paid-in capital                                                           13,199,583       12,937,489
         Deferred construction costs paid with common stock                                      (21,093)         (84,375)
         Loan collateral paid with common stock                                                 (750,000)        (750,000)
         Common stock payable, net common stock receivable of $75,000 and $0, respectively        50,000          135,000
         Accumulated deficit during the development stage                                    (19,090,914)     (17,627,727)
                                                                                            ------------     ------------

                  Total stockholders' deficit                                                 (6,461,022)      (5,256,586)
                                                                                            ------------     ------------

                                             Total liabilities and stockholders' deficit    $    264,338     $    573,033
                                                                                            ============     ============

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Twelve Months Ended          From inception
                                                            December 31,      December 31,   March 1, 1997 to
                                                               2009             2008         December 31, 2009
                                                           -------------------------------   -----------------
Revenues                                                   $        --       $        --       $        --

Operating Expenses:
         Professional and consulting fees                        627,041           643,478        13,360,604
         Project costs                                           134,857            32,004           330,797
         Bad debt expense                                        250,000              --             250,000
         Depreciation                                              3,270             7,180            46,661
         Settlement expense & nullification fee expense             --                --           1,025,000
         Other expense                                           127,518           130,018         1,287,639
                                                           -------------     -------------     -------------
                                                               1,142,686           812,680        16,300,701

Operating loss                                                (1,142,686)         (812,680)      (16,300,701)

Other income (expense):
         Interest income                                            --              43,751           132,528
         Interest expense                                       (259,264)         (419,418)       (2,861,504)
         Financing fees                                          (59,008)             --             (59,008)
         Loss on disposal of fixed assets                         (2,229)             --              (2,229)
                                                           -------------     -------------     -------------
                                                                (320,501)         (375,667)       (2,790,213)

Net Loss                                                      (1,463,187)       (1,188,347)      (19,090,914)

Preferred stock dividends                                           --                --            (130,000)
                                                           -------------     -------------     -------------
Net loss allocable to common stockholders                  $  (1,463,187)    $  (1,188,347)    $ (19,220,914)
                                                           =============     =============     =============


Net loss per common share - basic and
         diluted                                           $       (0.01)    $       (0.01)
                                                           =============     =============

Weighted average number of common
         shares outstanding                                  141,635,849       127,699,957
                                                           =============     =============

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               FROM INCEPTION (MARCH 1, 1997) TO DECEMBER 31, 2009


                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              paid-in   construction
                                          Stock Series A      Stock Series B       Common stock        capital       costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Balance at inception - March 1, 2000
 (as restated for reorganization)             --   $   --         --  $    --   15,000,000  $15,000    $   20,000    $      --

Net loss for the year ended
  December 31, 2001                           --       --         --       --           --       --            --           --
                                          ------   ------     ------   ------   ----------  -------   -----------    ---------
Balance at December 31, 2001                  --   $   --         --   $   --   15,000,000  $15,000   $    20,000    $      --
                                          ======   ======     ======   ======   ==========  =======   ===========    =========
Issuance of stock for cash and
  services (pre-merger)                2,160,000    2,160         --       --           --       --        25,840           --

Conversion of preferred stock
  to common stock                      (660,000)    (660)         --       --    6,600,000    6,600       (5,940)           --

Acquisition of net assets of Dakota          --        --         --       --   11,615,000   11,615      (11,615)           --

Issuance of common stock for cash
  February 15, 2002                          --        --         --       --      800,000      800       399,200           --

Issuance of common stock for services
  April 2002                                 --        --         --       --      200,000      200       399,800           --

Issuance of common stock for
  Architectural agreement - May 2002         --        --         --       --    2,812,500    2,813    18,138,722  (18,141,535)

Issuance of common stock for cash
  June 2002                                  --        --         --       --       50,000       50       149,950            --

Issuance of common stock for
  Architectural agreement - October 2002     --        --         --       --      600,000      600       162,000     (162,600)

Issuance of common stock for
  financing costs - November 2002            --        --         --       --      650,000      650       162,500            --

Issuance of stock for services
  October 2002                               --        --         --       --      325,000      325        74,750            --

Net loss for the year ended
  December 31, 2002                          --        --         --       --           --       --            --            --
                                      ---------   -------     ------   ------   ----------  -------   -----------  -------------
Balance at December 31, 2002          1,500,000   $ 1,500         --   $   --   38,652,500  $38,653   $19,515,207  $(18,304,135)
                                      =========   =======     ======   ======   ==========  =======   ===========  =============
Issuance of common stock for
  financing costs - June 2003                --        --         --       --    2,600,000    2,600       309,400            --

Issuance of preferred stock for cash
  June 2003                                  --        --  1,000,000    1,000           --       --        99,000            --

Issuance of preferred stock for cash
  August 2003                                --        --    500,000      500           --       --        49,500            --

Issuance of common stock for cash
  September 2003                             --        --         --       --      769,222      769        99,231            --

BCF associated with preferred stock          --        --         --       --           --       --       130,000            --

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                  --        --         --       --           --       --     (130,000)            --

                                                                                         Deficit
                                                                                        accumulated
                                                                                        during the         Total
                                        Acquisition     Loan       Loan      Stock      development     stockholders'
                                          Deposit    collateral     Fee      Payable       stage           deficit
                                        ----------   ----------    -----     -------   -------------    -------------
Balance at inception - March 1, 2000
 (as restated for reorganization)        $       --  $      --     $  --     $    --     $   (87,193)  $    (52,193)

Net loss for the year ended
  December 31, 2001                              --         --        --          --        (101,432)      (101,432)
                                         ----------  ---------     -----     -------     ------------  -------------
Balance at December 31, 2001             $       --  $      --     $  --     $    --     $  (188,625)  $   (153,625)
                                         ==========  =========     =====     =======     ============  =============
Issuance of stock for cash and
  services (pre-merger)                          --         --        --          --               --         28,000

Conversion of preferred stock
  to common stock                                --         --        --          --               --             --

Acquisition of net assets of Dakota              --         --        --          --               --             --

Issuance of common stock for cash
  February 15, 2002                              --         --        --          --               --        400,000

Issuance of common stock for services
  April 2002                                     --         --        --          --               --        400,000

Issuance of common stock for
  Architectural agreement - May 2002             --         --        --          --               --             --

Issuance of common stock for cash
  June 2002                                      --         --        --          --               --        150,000

Issuance of common stock for
  Architectural agreement - October 2002         --         --        --          --               --             --

Issuance of common stock for
  financing costs - November 2002                --         --        --          --               --        163,150

Issuance of stock for services
  October 2002                                   --         --        --          --               --         75,075

Net loss for the year ended
  December 31, 2002                              --         --        --          --      (1,754,327)    (1,754,327)
                                           ---------  ---------     -----     -------     ------------   -----------
Balance at December 31, 2002               $      --  $      --     $  --     $    --     $(1,942,952)   $ (691,727)
                                           =========  =========     =====     =======     ============   ===========
Issuance of common stock for
  financing costs - June 2003                    --         --        --          --               --        312,000

Issuance of preferred stock for cash
  June 2003                                      --         --        --          --               --        100,000

Issuance of preferred stock for cash
  August 2003                                    --         --        --          --               --         50,000

Issuance of common stock for cash
  September 2003                                 --         --        --          --               --        100,000

BCF associated with preferred stock              --         --        --          --               --        130,000

Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                      --         --        --          --               --      (130,000)



                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              paid-in   construction
                                          Stock Series A      Stock Series B       Common stock        capital       costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Issuance of common stock for services
  September 2003                             --        --         --       --      625,000      625        99,375            --

Issuance of common stock for cash
  December 2003                              --        --         --       --    2,307,692    2,308       297,692            --

Issuance of common stock for cash
  December 2003                              --        --         --       --    1,538,461    1,538       198,462            --

Issuance of common stock for cash
  December 2003                              --        --         --       --    1,538,461    1,538       198,462            --

Issuance of common stock for cash
  December 2003                              --        --         --       --      192,308      192        24,808            --

Issuance of common stock for cash
  December 2003                              --        --         --       --      384,616      385        49,615            --

Issuance of preferred stock for
  service RP - December 2003                 --        --  2,500,000    2,500           --       --     2,347,500            --

Issuance of common stock for services
  December 2003                              --        --         --       --    1,163,000    1,163       847,827            --

Net loss for the year ended 12/31/03         --        --         --       --           --       --            --            --
                                      ---------   -------  ---------   ------   ----------  -------  ------------ -------------
 Balance at December 31, 2003         1,500,000   $ 1,500  4,000,000   $4,000   49,771,260  $49,771  $ 24,136,079 $(18,304,135)
                                      =========   =======  =========   ======   ==========  =======  ============ =============
Issuance of common stock for cash
  January 2004                               --        --         --       --      192,307      192        24,808            --

Issuance of common stock for cash
  February 2004                              --        --         --       --      384,614      385        49,615            --

Issuance of common stock for cash
  February 2004                              --        --         --       --      250,000      250        99,750            --

Issuance of common stock for cash
  February 2004                              --        --         --       --      500,000      500       199,500            --

Issuance of common stock for services
  February 2004                              --        --         --       --      425,000      425       318,325            --

Issuance of common stock for services
  February 2004                              --        --         --       --      150,000      150       119,850            --

Issuance of common stock for services
  February 2004                              --        --         --       --      150,000      150       119,850            --

Conversion of preferred stock to
  common stock March 2004             (500,000)     (500)         --       --    5,000,000    5,000       (4,500)            --

Conversion of preferred stock to
  common stock March 2004             (500,000)     (500)         --       --    5,000,000    5,000       (4,500)            --

Issuance of common stock for cash
  March 2004                                 --        --         --       --      384,614      385        49,615            --

Issuance of common stock for services
  June 2004                                  --        --         --       --      650,000      650       322,350            --

Issuance of common stock for cash
  September 2004                             --        --         --       --      333,333      333        49,667            --

Issuance of common stock for cash
  October 2004                               --        --         --       --    1,000,000    1,000       149,000            --

Issuance of common stock for services
  October 2004                               --        --         --       --      500,000      500        54,500            --

                                                                                       Deficit
                                                                                      accumulated
                                                                                      during the         Total
                                      Acquisition     Loan       Loan      Stock      development     stockholders'
                                        Deposit    collateral     Fee      Payable       stage           deficit
                                      ----------   ----------    -----     -------   -------------    -------------
Issuance of common stock for services
  September 2003                               --         --        --          --               --        100,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --        300,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --        200,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --        200,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --         25,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --         50,000

Issuance of preferred stock for
  service RP - December 2003                   --         --        --          --               --      2,350,000

Issuance of common stock for services
  December 2003                                --         --        --          --               --        848,990

Net loss for the year ended 12/31/03           --         --        --          --      (5,943,895)    (5,943,895)
                                        --------- ----------    ------      ------     ------------   ------------
 Balance at December 31, 2003           $      -- $       --        --      $   --     $(7,886,847)   $(1,999,632)
                                        ========= ==========    ======      ======     ============   ============
Issuance of common stock for cash
  January 2004                                 --         --        --          --               --         25,000

Issuance of common stock for cash
  February 2004                                --         --        --          --               --         50,000

Issuance of common stock for cash
  February 2004                                --         --        --          --               --        100,000

Issuance of common stock for cash
  February 2004                                --         --        --          --               --        200,000

Issuance of common stock for services
  February 2004                                --         --        --          --               --        318,750

Issuance of common stock for services
  February 2004                                --         --        --          --               --        120,000

Issuance of common stock for services
  February 2004                                --         --         --         --               --        120,000

Conversion of preferred stock to
  common stock March 2004                      --         --         --         --               --             --

Conversion of preferred stock to
  common stock March 2004                      --         --         --         --               --             --

Issuance of common stock for cash
  March 2004                                   --         --         --         --               --         50,000

Issuance of common stock for services
  June 2004                                    --         --         --         --               --        323,000

Issuance of common stock for cash
  September 2004                               --         --         --         --               --         50,000

Issuance of common stock for cash
  October 2004                                 --         --         --         --               --        150,000

Issuance of common stock for services
  October 2004                                 --         --         --         --               --         55,000




                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              paid-in   construction
                                          Stock Series A      Stock Series B       Common stock        capital       costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Net loss for the year ended
  December 31, 2004                          --        --         --       --           --       --            --            --
                                      ---------   -------  ---------   ------   ----------  -------   ----------- -------------
Balance at December 31, 2004            500,000   $   500  4,000,000   $4,000   64,691,128  $64,691   $25,683,909 $(18,304,135)
                                      =========   =======  =========   ======   ==========  =======   =========== =============
Issuance of common stock for services
  January 2005                               --        --         --       --      500,000      500        74,500            --

Issuance of common stock for cash
  February 2005                              --        --         --       --      500,000      500        99,500            --

Issuance of common stock for services
  March 2005                                 --        --         --       --      500,000      500       159,500            --

Issuance of common stock for cash
  March 2005                                 --        --         --       --      375,000      375        74,625            --

Issuance of common stock for cash
  June 2005                                  --        --         --       --      666,667      667        99,333            --

Issuance of common stock for cash
  June 2005                                  --        --         --       --    2,000,000     2000       298,000            --

Issuance of common stock for cash
  July 2005                                  --        --         --       --      200,000      200        69,800            --

Issuance of common stock for cash
  July 2005                                  --        --         --       --      666,667      667        99,333            --

Issuance of common stock for cash
  July 2005                                  --        --         --       --      166,666      166        24,834            --

Conversion of preferred stock to common
  Stock August 2005                          --        --(2,500,000)  (2,500)    5,000,000    5,000       (2,500)            --

Issuance of common stock for cash
  September 2005                             --        --          --      --      100,000      100        32,900            --

Issuance of common stock for cash
  September 2005                             --        --          --      --      500,000      500       164,500            --

Issuance of common stock for cash
  November 2005                              --        --          --      --      333,333      333        49,667            --

Issuance of common stock for cash
  November 2005                              --        --          --      --      800,000      800       119,200            --

Issuance of common stock for cash
  November 2005                              --        --          --      --      666,667      667        99,333            --

Issuance of common stock for cash
  December 2005                              --        --          --      --      166,667      167        24,833            --

Net loss for the year ended
  December 31, 2005                          --        --          --      --           --       --            --            --
                                      ---------   -------   ---------  ------  -----------  -------  ------------  ------------
Balance at December 31, 2005            500,000   $   500   1,500,000  $1,500   77,832,795  $77,833  $ 27,171,267 $(18,304,135)
                                      =========   =======   =========  ======  ===========  =======  ============ =============
Issuance of common stock for cash
 February 2006                               --        --          --      --      166,667      167        24,833            --

Conversion of preferred series B stock
 To common stock April 2006                  --        --   (500,000)   (500)    1,000,000    1,000         (500)            --

Issuance of common stock for Services
 April 2006                                  --        --          --      --      950,000      950       141,550            --

                                                                                        Deficit
                                                                                      accumulated
                                                                                      during the         Total
                                      Acquisition     Loan       Loan      Stock      development     stockholders'
                                        Deposit    collateral     Fee      Payable       stage           deficit
                                      ----------   ----------    -----     -------   -------------    -------------
Net loss for the year ended
  December 31, 2004                            --         --         --         --       (2,455,886)    (2,455,886)
                                        --------- ----------     ------    -------     -------------   ------------
Balance at December 31, 2004            $      -- $       --         --    $    --     $(10,342,731)   $(2,893,766)
                                        ========= ==========     ======    =======     =============   ============
Issuance of common stock for services
  January 2005                                 --         --         --         --                --         75,000

Issuance of common stock for cash
  February 2005                                --         --         --         --                --        100,000

Issuance of common stock for services
  March 2005                                   --         --         --         --                --        160,000

Issuance of common stock for cash
  March 2005                                   --         --         --         --                --         75,000

Issuance of common stock for cash
  June 2005                                    --         --         --         --                --        100,000

Issuance of common stock for cash
  June 2005                                    --         --         --         --                --        300,000

Issuance of common stock for cash
  July 2005                                    --         --         --         --                --         70,000

Issuance of common stock for cash
  July 2005                                    --         --         --         --                --        100,000

Issuance of common stock for cash
  July 2005                                    --         --         --         --                --         25,000

Conversion of preferred stock to common
  Stock August 2005                            --         --         --         --                --             --

Issuance of common stock for cash
  September 2005                               --         --         --         --                --         33,000

Issuance of common stock for cash
  September 2005                               --         --         --         --                --        165,000

Issuance of common stock for cash
  November 2005                                --         --         --         --                --         50,000

Issuance of common stock for cash
  November 2005                                --         --         --         --                --        120,000

Issuance of common stock for cash
  November 2005                                --         --         --         --                --        100,000

Issuance of common stock for cash
  December 2005                                --         --         --         --                --         25,000

Net loss for the year ended
  December 31, 2005                            --         --         --         --       (1,736,658)    (1,736,658)
                                        --------- ----------     ------   --------     -------------   ------------
Balance at December 31, 2005            $      -- $       --         --   $     --     $(12,079,389)   $(3,132,424)
                                        ========= ==========     ======   ========     =============   ============
Issuance of common stock for cash
 February 2006                                 --         --         --         --                --         25,000

Conversion of preferred series B stock
 To common stock April 2006                    --         --         --         --                --             --

Issuance of common stock for Services
 April 2006                                    --         --         --         --                --        142,500



                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              paid-in   construction
                                          Stock Series A      Stock Series B       Common stock        capital       costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Issuance of common stock for Acquisition
 Deposit April 2006                          --        --          --      --    3,000,000    3,000       447,000            --

Issuance of common Stock for services
 May 2006                                    --        --          --      --      100,000      100        15,900            --

Issuance of common stock for services
 June 2006                                   --        --          --      --      250,000      250        34,750            --

Conversion of Preferred Series A
To common Stock July 2006             (500,000)     (500)          --      --    5,000,000    5,000       (4,500)            --

Issuance of common stock for loan
August 2006                                  --        --          --      --    4,000,000    4,000       396,000            --

Issuance of common Stock for collateral
August 2006                                  --        --          --      --    7,500,000    7,500       742,500            --

Issuance of common stock for services
 November 2006                               --        --          --      --    9,812,500    9,813       740,188            --

Issuance of common stock as deposit
 For acquisition November 2006               --        --          --      --    2,000,000    2,000       298,000            --

Issuance of common stock for additional
 Debt interest December 2006                 --        --          --      --      464,278      464        27,392            --

Issuance of common stock for cash
 December 2006                               --        --          --      --      166,667      167        24,833            --

Issuance of common stock for services
 December 2006                               --        --          --      --    1,600,000    1,600        91,400            --

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2006                               --        --          --      --           --       --  (18,107,260)    18,107,260

Accretion of loan costs to interest
 Expense, December 2006                      --        --          --      --           --       --            --            --

Net loss as of December 31, 2006             --        --          --      --           --       --            --            --
                                         ------   -------   ---------  ------  ----------- --------  ------------   -----------
Balance at December 31, 2006                 --        --   1,000,000  $1,000  113,842,905 $113,843  $ 12,043,353   $ (196,875)
                                         ======   =======   =========  ======  =========== ========  ============   ===========
Issuance of common stock for services
 March 2007                                  --        --          --      --    1,000,000    1,000        97,000            --

Expense of Acquisition Deposit as
  Nullification Fee March 2007               --        --          --      --         --       --            --              --
Issuance of common stock for services
 April 2007                                  --        --          --      --      500,000      500        59,500            --

Issuance of common stock for services
 May 2007                                    --        --          --      --    1,100,000    1,100       114,400            --

Issuance of common stock for interest
  April 2007                                 --        --          --      --       89,438       89         6,171            --

Issuance of common stock for Cash
 July 2007                                   --        --          --      --    2,000,000    2,000       198,000            --

Issuance of common stock for interest
 July 2007                                   --        --          --      --       39,800       40         7,124            --
Issuance of common stock for services
 August 2007                                 --        --          --      --    1,300,000    1,300       187,200            --

                                                                                           Deficit
                                                                                          accumulated
                                                                                          during the         Total
                                          Acquisition     Loan       Loan      Stock      development     stockholders'
                                            Deposit    collateral     Fee      Payable       stage           deficit
                                          ----------   ----------    -----     -------   -------------    -------------
Issuance of common stock for Acquisition
 Deposit April 2006                         (450,000)         --         --         --                --             --

Issuance of common Stock for services
 May 2006                                          --         --         --         --                --         16,000

Issuance of common stock for services
 June 2006                                         --         --         --         --                --         35,000

Conversion of Preferred Series A
To common Stock July 2006                          --         --         --         --                --             --

Issuance of common stock for loan
August 2006                                        --         --  (400,000)         --                --             --

Issuance of common Stock for collateral
August 2006                                        --  (750,000)         --         --                --             --

Issuance of common stock for services
 November 2006                                     --         --         --         --                --        750,000

Issuance of common stock as deposit
 For acquisition November 2006              (300,000)         --         --         --                --             --

Issuance of common stock for additional
 Debt interest December 2006                       --         --         --         --                --         27,857

Issuance of common stock for cash
 December 2006                                     --         --         --         --                --         25,000

Issuance of common stock for services
 December 2006                                     --         --         --         --                --         93,000

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2006                                     --         --         --         --                --             --

Accretion of loan costs to interest
 Expense, December 2006                            --         --    130,000         --                --        130,000

Net loss as of December 31, 2006                   --         --         --         --       (1,886,694)    (1,886,694)
                                           ---------- ---------- ----------    -------     -------------  -------------
Balance at December 31, 2006               $(750,000) $(750,000) $(270,000)    $    --     $(13,966,083)  $ (3,774,762)
                                           ========== ========== ==========    =======     =============  =============
Issuance of common stock for services
 March 2007                                        --         --         --         --                --         98,000

Expense of Acquisition Deposit as
  Nullification Fee March 2007                375,000         --         --         --                --        375,000
Issuance of common stock for services
 April 2007                                        --         --         --         --                --         60,000

Issuance of common stock for services
 May 2007                                          --         --         --         --                --        115,500

Issuance of common stock for interest
  April 2007                                       --         --         --         --                --          6,260

Issuance of common stock for Cash
 July 2007                                         --         --         --         --                --        200,000

Issuance of common stock for interest
 July 2007                                         --         --         --         --                --          7,164
Issuance of common stock for services
 August 2007                                       --         --         --         --                --        188,500



                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              paid-in   construction
                                          Stock Series A      Stock Series B       Common stock        capital       costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Issuance of common stock for cash
 August 2007                                 --        --          --      --    1,200,000    1,200      118,800             --

Issuance of common stock for interest
 August 2007                                 --        --          --      --      149,369      149       21,438             --

Issuance of common stock for cash
 October 2007                                --        --          --      --      100,000      100        9,900             --

Issuance of common stock for services
 November 2007                               --        --          --      --      500,000      500       49,500             --

Issuance of common stock for cash
 December 2007                               --        --          --      --    1,450,000    1,450       58,550             --

Issuance of common stock for services
 December 2007                               --        --          --      --      200,000      200       19,800             --

Issuance of common stock for interest
 December 2007                               --        --          --      --      105,775      106       14,703             --

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2007                               --        --          --      --           --       --     (14,063)         14,063

Accretion of loan costs to interest
 Expense December 2007                       --        --          --      --           --       --           --             --

Net loss as of December 31, 2007             --        --          --      --           --       --           --             --
                                         ------   -------   ---------  ------  ----------- --------  -----------     ----------
Balance at December 31, 2007                 --   $    --   1,000,000  $1,000  123,577,287 $123,577  $12,991,376     $(182,813)
                                         ======   =======   =========  ======  =========== ========  ===========     ==========
Cancellation of shares in relation
 To Architecture Acquisition Rescission      --        --          --      --  (3,000,000)  (3,000)    (447,000)             --

Issuance of common stock for cash,
 March 2008                                  --        --          --      --    1,000,000    1,000       49,000             --

Issuance of common stock for cash,
 April 2008                                  --        --          --      --      625,000      625       24,375             --

Issuance of common stock for services,
 April 2008                                  --        --          --      --    2,375,000    2,375       95,625             --

Issuance of common stock for cash, May 2008  --        --          --      --    1,000,000    1,000       29,000             --

Issuance of common stock for cash, June 2008 --        --          --      --    1,000,000    1,000       29,000             --

Issuance of common stock for interest
 Expense and services, June 2008             --        --          --      --    5,200,000    5,200      254,800             --

Issuance of common stock for cash,
 August 2008                                 --        --          --      --           --       --           --             --

Issuance of common stock for services,
 October 2008                                --        --          --      --      250,000      250        9,750             --

Issuance of common stock for cash,
 December 2008                               --        --          --      --           --       --           --             --

Fair market value adjustment to stock
 For Deferred Construction Costs,
 December 2008                               --        --          --      --           --       --     (98,438)         98,438

Net loss as of December 31, 2008             --        --          --      --           --       --           --             --
                                         ------   -------   ---------  ------  ----------- --------  -----------     ----------
Balance at December 31, 2008                 --   $    --   1,000,000  $1,000  132,027,287 $132,027  $12,937,489     $ (84,375)
                                         ======   =======   =========  ======  =========== ========  ===========     ==========

                                                                                           Deficit
                                                                                         accumulated
                                                                                         during the         Total
                                         Acquisition     Loan       Loan      Stock      development     stockholders'
                                           Deposit    collateral     Fee      Payable       stage           deficit
                                         ----------   ----------    -----     -------   -------------    -------------
Issuance of common stock for cash
 August 2007                                      --         --         --         --                --        120,000

Issuance of common stock for interest
 August 2007                                      --         --        --          --                --         21,587

Issuance of common stock for cash
 October 2007                                     --         --        --          --                --         10,000

Issuance of common stock for services
 November 2007                                    --         --        --          --                --         50,000

Issuance of common stock for cash
 December 2007                                    --         --        --          --                --         60,000

Issuance of common stock for services
 December 2007                                    --         --        --          --                --         20,000

Issuance of common stock for interest
 December 2007                                    --         --        --          --                --         14,809

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2007                                    --         --        --          --                --             --

Accretion of loan costs to interest
 Expense December 2007                            --         --   270,000          --                --        270,000

Net loss as of December 31, 2007                  --         --        --          --        (2,473,297)    (2,473,297)
                                          ---------- ----------  --------     -------      -------------   ------------
Balance at December 31, 2007              $(375,000) $(750,000)  $     --     $    --      $(16,439,382)   $(4,631,242)
                                          ========== ==========  ========     =======      =============   ============
Cancellation of shares in relation
 To Architecture Acquisition Rescission      375,000         --        --      75,000                 --             --

Issuance of common stock for cash,
 March 2008                                       --         --        --          --                 --         50,000

Issuance of common stock for cash,
 April 2008                                       --         --        --          --                 --         25,000

Issuance of common stock for services,
 April 2008                                       --         --        --          --                 --         98,000

Issuance of common stock for cash,
 May 2008                                         --         --        --          --                 --         30,000

Issuance of common stock for cash,
 June 2008                                        --         --        --          --                 --         30,000

Issuance of common stock for interest
 Expense and services, June 2008                  --         --        --          --                 --        260,000

Issuance of common stock for cash,
 August 2008                                      --         --        --      20,000                 --         20,000

Issuance of common stock for services,
 October 2008                                     --         --        --          --                 --         10,000

Issuance of common stock for cash,
 December 2008                                    --         --        --      40,000                 --         40,000

Fair market value adjustment to stock
 For Deferred Construction Costs,
 December 2008                                    --         --        --          --                 --             --

Net loss as of December 31, 2008                  --         --        --          --        (1,188,347)    (1,188,347)
                                          ---------- ----------  --------    --------      -------------   ------------
Balance at December 31, 2008              $       -- $(750,000)  $     --    $135,000      $(17,627,727)   $(5,256,586)
                                          ========== ==========  ========    ========      =============   ============


                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              paid-in   construction
                                          Stock Series A      Stock Series B       Common stock        capital       costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Issuance of common stock for services,
 February 2009                               --        --          --      --      250,000      250        4,750             --

Issuance of common stock for services,
 March 2009                                  --        --          --      --    1,500,000    1,500       43,500             --

Issuance of common stock for cash,
 March 2009                                  --        --          --      --    2,000,000    2,000       38,000             --

Issuance of common stock for services,
 April 2009                                  --        --          --      --      375,000      375        7,125             --

Issuance of common stock for services,
 May 2009                                    --        --          --      --    3,000,000    3,000       72,000             --

Issuance of common stock for services,
 August 2009                                 --        --          --      --    7,250,000    7,250      104,000             --

Issuance of common stock for cash,
 August 2009                                 --        --          --      --    3,000,000    3,000       57,000             --

Conversion of preferred series B stock
 to common stock, September 2009             --        -- (1,000,000) (1,000)    2,000,000    2,000      (1,000)             --

Issuance of common stock for cash,
 December 2009                               --        --          --      --           --       --           --             --

Common stock returned to treasury,
 December 2009                               --        --          --      --           --       --           --             --

Fair market value adjustment to stock
 For Deferred Construction Costs,
 December 2009                               --        --          --      --           --       --     (63,282)         63,282

Net loss as of December 31, 2009             --        --          --      --           --       --           --             --
                                         ------   -------   ---------  ------  ----------- --------  -----------     ----------
Balance at December 31, 2009                 --   $    --          --  $   --  151,402,287 $151,402  $13,199,583     $ (21,093)
                                         ======   =======   =========  ======  =========== ========  ===========     ==========

                                                                                           Deficit
                                                                                          accumulated
                                                                                          during the         Total
                                          Acquisition     Loan       Loan      Stock      development     stockholders'
                                            Deposit    collateral     Fee      Payable       stage           deficit
                                          ----------   ----------    -----     -------   -------------    -------------
Issuance of common stock for services,
 February 2009                                     --         --        --          --                 --          5,000

Issuance of common stock for services,
 March 2009                                        --         --        --          --                 --         45,000

Issuance of common stock for cash,
 March 2009                                        --         --        --    (40,000)                 --             --

Issuance of common stock for services,
 April 2009                                        --         --        --          --                 --          7,500

Issuance of common stock for services,
 May 2009                                          --         --        --          --                 --         75,000

Issuance of common stock for services,
 August 2009                                       --         --        --          --                 --        111,250

Issuance of common stock for cash,
 August 2009                                       --         --        --          --                 --         60,000

Conversion of preferred series B stock
 to common stock, September 2009                   --         --        --          --                 --             --

Issuance of common stock for cash,
 December 2009                                     --         --        --      30,000                 --         30,000

Common stock returned to treasury,
 December 2009                                     --         --        --    (75,000)                 --       (75,000)

Fair market value adjustment to stock
 For Deferred Construction Costs,
 December 2009                                     --         --        --          --                 --             --

Net loss as of December 31, 2009                   --         --        --          --        (1,463,187)    (1,463,187)
                                           ---------- ----------  --------    --------      -------------   ------------
Balance at December 31, 2009               $       -- $(750,000)  $     --    $ 50,000      $(19,090,914)   $(6,461,022)
                                           ========== ==========  ========    ========      =============   ============


The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            From inception
                                                                            December 31,     December 31,  March 1, 1997 to
                                                                               2009             2008       December 31, 2009
                                                                            ------------     ------------  -----------------
Cash Flows from Operating Activities:
         Net Loss                                                           $ (1,463,187)    $ (1,188,347)    $(19,090,914)

         Adjustments to reconcile net loss to net cash used by operating activities:
                 Bad debt expense                                                250,000             --            250,000
                 Depreciation                                                      3,270            7,180           46,661
                 Loss on disposal of fixed assets                                  2,229             --              2,229
                 Issuance of common stock for services                           243,750          218,000        6,512,065
                 Issuance of common stock for nullification fee                     --               --            375,000
                 Issuance of common stock for accrued bonus                         --               --            750,000
                 Interest expense from the issuance of common stock                 --            150,000          709,088
                 Accretion of debt issuance costs                                 50,000             --            500,000

         Changes in assets and liabilities:
                 Prepaid expenses                                                    (12)             (68)          (1,874)
                 Accounts payable and accrued expenses                           276,742          158,874        1,557,382
                 Accrued expenses - related party                                308,000          220,000        1,778,000
                 Accrued settlement obligation                                      --               --            650,000
                                                                            ------------     ------------     ------------
                         Net cash used in operating activities                  (329,208)        (434,361)      (5,962,363)

Cash flows from Investing Activities:
         Payments to acquire fixed assets                                         (4,538)          (2,481)         (54,388)
         Proceeds from advances - related party                                     --               --           (500,000)
                                                                            ------------     ------------     ------------
                 Net cash used in investing activities                            (4,538)          (2,481)        (554,388)

Cash flows from Financing Activities:
         Proceeds from notes payable, short term debt                               --               --          2,103,239
         Proceeds from notes payable, due to related parties                     238,000          225,500          588,500
         Payment on notes payable, short term debt                                  --               --            (20,000)
         Payment on notes payable, due to related parties                         (2,000)         (10,500)         (12,500)
         Proceeds from the sale of preferred stock                                  --               --            150,000
         Proceeds from the sale of common stock                                   60,000          135,000        3,725,000
         Proceeds from common stock payable                                       30,000           60,000           90,000
         Payments for loan fees                                                     --               --            (50,000)
         Payments for deferred financing costs                                      --               --            (50,000)
                                                                            ------------     ------------     ------------
                         Net cash provided by financing activities               326,000          410,000        6,524,239

Net (decrease) increase in cash                                                   (7,746)         (26,842)           7,488
Cash, beginning of year                                                           15,234           42,076             --
                                                                            ------------     ------------     ------------
Cash, end of year                                                           $      7,488     $     15,234     $      7,488
                                                                            ============     ============     ============

Cash paid for:
         Interest                                                           $        132     $         83     $     93,212
         Income Taxes                                                       $       --       $       --       $       --

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                                            From inception
                                                                            December 31,     December 31,  March 1, 1997 to
                                                                               2009             2008       December 31, 2009
                                                                            ------------     ------------  -----------------
Supplemental schedule of non-cash Investing and Financing Activities:
         Disposal of fixed assets                                           $      4,447     $       --       $      4,447
         Common stock issued for financing costs                            $       --       $       --       $    988,300
         Common stock issued for loan collateral                            $       --       $       --       $    750,000
         Deferred construction costs, adjusted to fair value                $     63,282     $     98,438     $     21,093
         Conversion of preferred shares into common stock                   $      2,000     $       --       $     14,600
         Common stock issued as acquisition deposit                         $       --       $       --       $    750,000
         Common stock cancelled due to business combination
                 cancellation                                               $       --       $    375,000     $    375,000
         Common stock receivable (issued)                                   $    (75,000)    $       --       $    (75,000)
         Common stock issued to satisfy common stock payable                $    (40,000)    $     75,000     $    125,000
                                                                            ------------     ------------     ------------









The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008

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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company's wholly-owned subsidiaries include Voyager Ventures, Inc. ("Ventures"), a Nevada corporation, Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, Voyager Entertainment Holdings, Inc. ("VEHI"), a Nevada corporation, and Voyager Viridian, LLC ("Viridian"), a Nevada Limited Liability Corporation. Voyager Ventures, Inc. was discontinued as of December 31, 2007. Outland Development, LLC has been a dormant company and was discontinued as of June 30, 2009. Voyager Viridian LLC, a wholly-owned subsidiary, was formed on August 3, 2009.

The Company is considered a development stage company. The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage entities. A development stage entity is one in which planned principal operations has not commenced or if its operations have commenced, there has been no significant revenues there from.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,463,187 and $1,188,347 for the years ended December 31, 2009 and 2008, and a working capital deficiency of $6,465,998 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the L.V. Project, as well as other projects, and continually seek funding opportunities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash
----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 or December 31, 2008.

Concentrations
--------------
The Company maintains cash balances at a financial institution in Nevada. Accounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. From time to time the Company's cash balance may exceed the FDIC limits. At December 31, 2009 and December 31, 2008, the Company did not have any accounts in excess of the FDIC limits.

Due to the uniqueness of the Observation Wheel, we may encounter concentrations with certain vendors who specialize in this type of construction. As of December 31, 2009 and 2008, construction activities had not started.

Fixed Assets
------------
Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. Estimated service lives of property and equipment is 3 years.

Income Taxes
------------
Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Stock Based Compensation
------------------------
Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Net Loss Per Common Share
-------------------------
Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2009 and 2008, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Fair Value
----------
The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Advertising
-----------
Advertising costs are charged to operations as incurred. Advertising costs for the years ended December 31, 2009 and 2008 were $0 and $75, respectively.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted
-------
On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

NOTE 2.  DEFERRED FINANCING COSTS

The Company entered into a financing agreement dated July 11, 2007 which expired July 11, 2009. Deferred financing costs of $50,000 were paid towards this agreement in 2007. No services have been performed or additional financing received in relation to the agreement since its inception. These deferred financing costs have been fully accreted as of December 31, 2009.

NOTE 3.  ADVANCES - RELATED PARTY

In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western Architectural Services, LLC ("Western") and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the Chief Executive Officer of Western. The repayment of this advance is contingent upon the production of the project. We have analyzed the collectability of this note as of December 31, 2009 and concluded that, with current economic conditions, it is unknown whether production can be secured within the next twelve months. The Company has recognized an allowance of $250,000 as of December 31, 2009. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability. No allowance for collectability was deemed necessary at December 31, 2008.

NOTE 4.  FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                             December 31,    December 31,
                                2009            2008
                             ----------------------------
Computer equipment             $ 47,190        $ 49,328
Accumulated depreciation        (42,214)        (43,391)
                             ----------------------------
                               $  4,976        $  5,937
                             ============================

NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                             December 31,     December 31,
                                2009             2008
                             -----------------------------
Accounts Payable              $  151,320       $   56,331
Accrued Interest               1,486,801        1,230,049
                             -----------------------------
                              $1,638,121       $1,286,380
                             =============================

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

As of December 31, 2009 and 2008, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. The debt holder has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay the debt. As collateral for the Loan and Security Agreement the debt holder filed a UCC-1 against the assets and intellectual property of the Company giving the debt holder the right to institute foreclosure proceedings against the Company. Foreclosure proceedings could be instituted at any time if the debt holder believes that he will not be repaid. As of the date of these financial statements the debt holder has not indicated any intentions to institute foreclosure proceedings.

This line of credit, in addition to our other debt obligations, is to be repaid upon our initial project funding.

Diversified Lending
-------------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. The Company is a joint tenant with Western Architectural Services, LLC ("Western") in this debt which bears interest of 14% and is due upon our first substantial project funding. As of December 31, 2007, Western paid directly to Diversified Lending Group, Inc. six months of interest for the original loan. We accounted for this as both interest income and interest expense of $87,500 for the fiscal year ended December 31, 2008. As stated in the agreement, the Company could extend the Maturity Date of the loan one time for a period of six months, which the Company exercised for a fee of 3% of the loan amount or $37,500 (Western paid to the Company $18,750 as their part of the loan extension). We accounted for Western's three months of interest due to the extension as both interest income and interest expense of $43,750 for the fiscal year ended December 31, 2008.

In February 2009, management and the note holder negotiated an amendment to the note payable, effective February 5, 2008, to extend the terms of the note. Per the amended agreement, the note is not in default and interest is to continue to be accrued on the principal balance of $1,250,000 at the original rate of 14% per annum. An original maturity date of one year from the issuance was amended so that the unpaid interest and principal balances are due sixty days after our first substantial project funding exceeding $15,000,000. As of December 31, 2009, an aggregate balance of $1,597,863 remained unpaid.

This loan, in addition to our other debt obligations, is to be repaid upon our initial project funding.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2009 and 2008, respectively, our loan fees paid with common stock have been fully expensed and our loan collateral paid with common stock was $750,000 at both period end dates.

At December 31, 2009 and December 31, 2008, we accrued an additional $12,585 and $22,903 respectively, of interest relating to the year end dilution calculation. As a result, 1,307,431 additional shares are to be issued upon the publication of the financial statements.

As the loan collateral, loan fees and anti-dilution components of the agreement (as described above) are dominated in Company's common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet, see Note 3.

NOTE 7.  LOAN AND SETTLEMENT PAYABLE

Our loans and settlement payable have no stated interest rate, are due on demand and are unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $533,709 as of December 31, 2009 and $462,277 as of December 31, 2008.

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

As of December 31, 2009, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $533,709 amounting to an aggregate of $1,411,948. One half of this amount, or $705,974 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2009. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

This settlement, in addition to our other debt obligations, is to be repaid upon our initial project fundings.

NOTE 8.  RELATED PARTY TRANSACTIONS AND ACQUISITION

                                    December 31, 2009  December 31, 2008

Accrued Expenses - Related Party
  Bonuses                              $  760,000         $  760,000
  Consulting Fees                       1,018,000            710,000
                                       -----------------------------
                                        1,778,000          1,470,000
Due to Related Party
  Officer and Director Loans                 --              210,000
  Western Loans                           576,000            130,000
                                       -----------------------------
                                          576,000            340,000
                                       -----------------------------
Total Related Party Liability          $2,354,000         $1,810,000
                                       =============================

As of December 31, 2009, the Company had accrued expenses due to related parties of $1,778,000 and loans due to related parties of $576,000. We have a total liability to related parties of $2,354,000 as of December 31, 2009 compared to $1,810,000 as of December 31, 2008. The increase of $544,000, or 30%, is primarily due to the lack of funds to pay our related parties and our other creditors. As a result of the lack of funds, our related parties have provided loans to the Company throughout the operating year.

Synthetic Systems, Inc.
-----------------------
During each of the years ended December 31, 2007 and 2006, the Company awarded a bonus of $380,000 payable to Synthetic Systems, Inc., an entity jointly owned by its Chief Executive Officer and Secretary. No bonuses were issued for the years ending December 31, 2009 or 2008.

During the years ended December 31, 2009 and 2008, the Company incurred consulting fees of approximately $37,000 and $35,000, respectively, per month to Synthetic Systems, Inc., for a respective total of $444,000 and $420,000 in each years then ending. The Company paid furniture and equipment lease of $13,800, or $1,150 per month, as of December 31, 2009 and 2008. The Company also paid on behalf of Synthetic Systems Inc., office rent expenses of $34,122 and $34,172 for the fiscal years ending December 31, 2009 and 2008, respectively.

At December 31, 2009, accrued expenses - related party consists of the $760,000 unpaid bonus balance plus $1,018,000 in unpaid consulting fees to Synthetic Systems discussed above.

Directors and Officers
----------------------
On occasion, our Officers and Directors will loan funds to the Company so that we can continue our operations.

In December, 2007, we borrowed $25,000 from our Chief Operating Officer ("COO"). The amount is unsecured, carries no interest and is due upon demand.

During 2008, we borrowed $185,000 from our COO. The amounts are unsecured, carry no interest and are due upon demand.

As an incentive for the borrowed funds, the Company issued the COO 3,000,000 shares of common stock valued at $0.05 per share on June 13, 2008. The issuance of common stock resulted in a $150,000 increase in interest expense.

As of December 31, 2008 an aggregate amount of $210,000 remained payable to the COO.

The COO of the Company is also the Chief Executive Officer of Western Architectural Services, LLC ("Western"). During the fourth quarter of 2009, we have assessed and clarified the loans received from both the COO and Western. The Company has determined that the $210,000 loan is payable to Western. This reclassification has no financial statement ramifications and has been made to better streamline the related party transactions of the Company.

During 2008, we borrowed and repaid $10,500 from our Secretary. In addition to the loans, we paid $83 in interest expense.

During 2009, we borrowed and repaid $2,000 from our Secretary. In addition to the loans, we paid $9 in interest expense.

As of December 31, 2009, there were no loans payable to Officers and Directors of the Company.

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

Western plans to sell the amount of common stock at the time, before, and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.001 to $0.035. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer, Tracy Jones, is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2009, we have marked these shares to market in accordance with authoritative guidance, using the year end closing price of our stock. The change in valuation adjusts additional-paid in capital due to the deferred construction cost nature of these shares. As of December 31, 2009 and 2008, the value of the deferred construction costs was $21,093 and $84,375, respectively.

In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet with an allowance of $250,000 as of December 31, 2009. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability.

In March 2007, we borrowed $100,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

In December 2008, we borrowed $30,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

During 2009, we borrowed $236,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

During the fourth quarter of 2009, we have assessed and clarified the loans received from both the COO of the Company and Western. The Company has reclassified $210,000 in related party loans to Western. This reclassification has no financial statement ramifications and has been made to better streamline the related party transactions of the Company. These loans are unsecured, carry no interest, and are due upon demand.

As of December 31, 2009, an aggregate of $576,000 payable to Western remained.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock were to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per share for a total value of $375,000. On February 7, 2008, the share certificate for 3,000,000 shares was returned to the Company under the March 30, 2007 agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western for $75,000 at December 31, 2009.

NOTE 9.  EXTINGUISHMENT OF ACCRUED EXPENSE

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company shares office space with Synthetic Systems as previously disclosed in Note 8. The lease is a month to month sublease. The Company has no other commitments.

NOTE 11.  STOCKHOLDERS' EQUITY

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

In September 2009, an investor converted 1,000,000 Series B Preferred shares into 2,000,000 shares of common stock of the Company.

No preferred shares were issued as of December 31, 2009.

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

On May 30, 2002, the Company executed a Contractor Agreement with Western where Western will provide to be determined architectural services to the Company for its Las Vegas Observation Wheel Project. The Company issued 2,812,500 shares of restricted common stock in consideration for Western's contract sum of $18,141,533 classified as deferred construction costs. See Note 8 above.

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

In April 2006, the Company issued 3,000,000 shares of common stock in anticipation of the Western merger, see Note 8. These shares were valued at fair value of $0.15 per share or $450,000.

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

In November 2006, the Company issued 2,000,000 shares of common stock in anticipation of the Western merger, see Note 8. These shares were valued at fair value of $0.15 per share for a total value of $300,000.

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

In February 2009, the Company issued 250,000 shares of common stock for professional services rendered for total compensation of $5,000 or $0.02 per share.

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

In May 2009, the Company issued 3,000,000 shares of common stock for professional services rendered for total compensation of $75,000 or $0.03 per share. As of December 31, 2009, the vendor has chosen to accept cash at a later date when financing has been secured; the shares are listed as part of our common stock receivable and have been returned to treasury on March 2, 2010.

In August 2009, the Company issued 7,250,000 shares of common stock for professional services rendered for total compensation of $111,250 or $0.02 per share.

In August 2009, the Company issued 3,000,000 shares of common stock for $60,000 cash or $0.02 per share.

Common stock payable, net consists of:

     o    $75,000 payable relating to 2008 Western Acquisition Recession.
     o $20,000 payable relating to 2008 investor who has not completed investment paperwork so that management can release the shares.
     o $75,000 receivable from a vendor who has chosen to accept cash at a later date for services, returned to treasury in 2010.
     o    $30,000 payable purchased in 2009, issued in 2010.

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2009, no options have been issued under this plan.

NOTE 12.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the period presented because we have experienced operating losses since inception. Per authoritative guidance pursuant to accounting for income tax and uncertainty in income taxes, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company's deferred tax asset as of December 31, 2009 and 2008 are as follows:

                                          2009               2008
                                       -----------        -----------
Net operating loss carry forward       $ 6,356,500        $ 5,844,400
Valuation allowance                     (6,356,500)        (5,844,400)
                                       -----------        -----------
Net deferred tax asset                 $      --          $      --
                                       ===========        ===========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                               Since
                                         2009               2008             Inception
                                      -----------        -----------        -----------
Tax at statutory rate (35%)           $   512,100        $   415,900        $ 6,356,500
Increase in valuation allowance          (512,100)          (415,900)        (6,356,500)
                                      -----------        -----------        -----------
Net deferred tax asset                $      --          $      --          $      --
                                      ===========        ===========        ===========

The Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company has not accrued any additional interest or penalties. No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2019.

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2006. The Company will file its U.S. federal return for the year ended December 31, 2009 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 13.  FAIR VALUE

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                         Fair Value at September 30, 2009
                                    ------------------------------------------
                                     Total      Level 1     Level 2    Level 3
                                    ------------------------------------------
Assets:
Deferred construction costs         $21,093     $21,093     $ --       $  --
                                    ------------------------------------------
                                    $21,093     $21,093     $ --       $  --
                                    ==========================================


Liabilities:
  None                              $  --       $  --       $ --       $  --

NOTE 14.  SUBSEQUENT EVENTS

On February 21, 2010, the Company issued 1,500,000 shares of common stock that were purchased for $30,000 on December 17, 2009.

On March 2, 2010, 3,000,000 shares were returned to treasury by a vendor of the Company.

Management evaluated all activity of the Company through March 29, 2010 (the issue date of the Financial Statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended December 31, 2009, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13(a)-15 or Rule 15(d)-15(f) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On March 23, 2010, the Company determined that a financing agreement dated July 11, 2007 expired July 11, 2009. Deferred financing costs of $50,000 were paid towards this agreement in 2007. No services have been performed in relation to the financing agreement since its inception. These deferred financing costs should have been fully accreted as of September 30, 2009. On March 29, 2010, the Company filed an amended Form 10-Q for the quarter ended September 30, 2009 to adjust accreted financing costs in the proper period.

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

     Name                      Age            Positions and Offices Held
--------------------------------------------------------------------------------
Richard Hannigan                61          President, CEO and Director
Tracy Jones                     58          Chief Operating Officer and Director
Myong Hannigan                  63          Secretary, Treasurer and Director

SIGNIFICANT EMPLOYEES

None.

FAMILY RELATIONSHIPS

Myong Hannigan is the wife of Richard Hannigan, President, Chief Executive Officer and Director of the Company.

BUSINESS EXPERIENCE AND DIRECTORSHIPS

President, CEO
--------------
Richard L. Hannigan, Sr., has been the Company's President and a director since February 8, 2002 and Chief Executive Officer since April 2003. Mr. Hannigan also serves as the President, Chief Executive Officer and a Director of Voyager Entertainment Holdings, Inc. ("VEHI"), and is a managing member of Voyager Viridian ("Viridian"), our wholly-owned subsidiaries. Mr. Hannigan has been President of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom designs for interior and exterior casino construction. Under Mr. Hannigan's control, Synthetic Systems, Inc. has been involved in several casino projects in Las Vegas, including the Luxor Hotel Casino, its interior themed areas and exterior main entry Sphinx. Prior to forming Synthetic Systems, Inc., Mr. Hannigan owned and operated two consulting and construction companies from 1983-1991. These companies, Architectural Services, Inc. and Architectural Systems, Inc., respectively, have been responsible for construction projects located in Las Vegas, Palm Springs, Los Angeles and Salt Lake City. Mr. Hannigan has also consulted for exterior glazing and exotic fenestrations on commercial as well as casino companies in Las Vegas.

Chief Operating Officer
-----------------------
Tracy Jones has been the Company's Chief Operating Officer and became a Board member, on May 26, 2003. Mr. Jones also serves as the Chief Operating Officer of VEHI. Mr. Jones formed Western Architectural Services, LLC ("Western") in 1982, as an architectural design and fabrication company. Over the past 20 years Mr. Jones has been instrumental in the development of "themed" environments for the Hotel/Casino, Restaurant, and Theme Park industry. At Western, Mr. Jones has revolutionized the use of digitized computer enhancement for the replication of historical features.

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

Secretary, Treasurer
--------------------
Myong Hannigan has served as Secretary of the Company, and a Board member, since April 4, 2004. Ms. Hannigan also serves as the Secretary and Treasurer of VEHI and is a managing member of Viridian. Ms. Hannigan attended college at Seoul University in Seoul, South Korea for general studies and business management. Ms. Hannigan has been a managing partner of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom design for interior and exterior casino construction. Prior to Synthetic Systems, Inc., Ms. Hannigan was a managing partner for Architectural Services, Inc. and Architectural Systems, Inc., from 1983-1991.This company specialized in design and installation of custom glass and glazing systems. Prior to Architectural Services, Inc. and Architectural Systems, Ms. Hannigan owned and managed Antiqua

Stain Glass Company in Honolulu, Hawaii from 1979-1981, which was relocated from Bloomington, Illinois (1976-1979). This company specialized in design, manufacturing, installation and retail/wholesale products.

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

As of March 31, 2010, a Form 5 is pending for the change in ownership due to the return and the issuance of 3,000,000 shares of our common stock during the fiscal year ending December 31, 2008 for our Chief Operating Officer, Tracy Jones.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, directors, and potential employees.

CORPORATE GOVERNANCE

As of December 31, 2009, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation for the fiscal period(s) for the past three years for our Executive Officers who served in those positions, and the remaining two executive officers of the Company who were serving as executive officers as of December 31, 2009.

SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation
                                                                       ----------------------------------------------
                                          Annual Compensation                 Awards               Payouts
                                    ---------------------------------------------------------------------------------
        Name                                                 Other     Restricted  Securities
        and                                                  Annual      Stock     Underlying   LTIP     All Other
      Principal                                           Compensation  Award(s)    Options/   Payouts  Compensation
      Position               Year   Salary ($)  Bonus ($)     ($)          ($)      SARs (#)     ($)        ($)
---------------------------------------------------------------------------------------------------------------------
Richard Hannigan
President/CEO/Director       2009       --       --          222,000       --          --         --         --

Tracy Jones
COO/Director                 2009       --       --             --         --          --         --         --

Myong Hannigan
Secretary                    2009       --       --          222,000       --          --         --         --

Richard Hannigan
President/CEO/Director       2008       --       --          210,000       --          --         --         --

Tracy Jones
COO/Director                 2008       --       --             --         --          --         --         --

Myong Hannigan
Secretary                    2008       --       --          210,000       --          --         --         --

                                                                                  Long Term Compensation
                                                                       ----------------------------------------------
                                          Annual Compensation                 Awards               Payouts
                                    ---------------------------------------------------------------------------------
        Name                                                 Other     Restricted  Securities
        and                                                  Annual      Stock     Underlying   LTIP     All Other
      Principal                                           Compensation  Award(s)    Options/   Payouts  Compensation
      Position               Year   Salary ($)  Bonus ($)     ($)          ($)      SARs (#)     ($)        ($)
---------------------------------------------------------------------------------------------------------------------
Richard Hannigan
President/CEO/Director       2007       --       190,000       210,000      --         --        --          --

Tracy Jones
COO/Director                 2007       --          --            --        --         --        --          --

Myong Hannigan
Secretary                    2007       --       190,000       210,000      --         --        --          --

(1) 2006-2007 Bonus: The Company awarded a cash bonus of $380,000 payable to Synthetic Systems, Inc. for each respective year. Synthetic Systems, Inc. is jointly owned equally by Richard L. Hannigan Sr., our President/CEO, and Myong Hannigan, our Secretary. No bonuses were issued for 2009 or 2008. As of December 31, 2009, the total bonus of $760,000 remains unpaid by the Company. The bonus will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable. However, the Company has the option of retiring the accrued bonuses by issuing shares of our common stock.

(2) 2007-2009: Other Annual Compensation includes (i) $444,000 for the year ended December 31, 2009 and $420,000 for each of the years ended December 31, 2008 and 2007 in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned by Richard and Myong Hannigan. As of December 31, 2009, $1,018,000 of the cumulative salaries remains unpaid by the Company.

(3)  Myong Hannigan is the wife of Richard Hannigan, Sr.

COMPENSATION PURSUANT TO PLANS

None.

PENSION BENEFITS

None.

OTHER COMPENSATION

None.

COMPENSATION OF DIRECTORS

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

        Plan Category                    Number of securities to   Weighted-average      Number of securities remaining
                                         be issued upon exercise   exercise price of     available for future issuance
                                         of outstanding options,   outstanding options,  under equity compensation plans
                                         warrants and rights       warrants and rights   (excluding securities reflected in
                                                                                         column (a))
                                                   (a)                     (b)                           (c)
Equity compensation plans approved by
security holders                                    --                      --                        5,000,000

Equity compensation plans not
approved by security holders                        --                      --                            --

Total                                               --                      --                        5,000,000

(1) On April 2, 2002, the Company's stockholders approved the 2002 Stock Option Plan, authorizing the issuance of up to 5,000,000 shares of common stock under the Plan.

There were no stock options issued to any employee or consultants for the year ending December 31, 2009 and there have not been any options issued since inception. The Board of Directors determines on an individual basis as to whether the Company should issue stock for services. There are no current plans to issue additional stock for services. However, as the Company conducts business there may be situations from time to time where the Company may elect to issue stock for services.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 19, 2010 with respect to the beneficial ownership of the Company's common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by (i) each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

         (1)                            (2)                                     (3)                  (4)
                                  Name and Address                           Amount and
    Title of Class               of Beneficial Owner                          Nature of            Percent of
                                                                           Beneficial Owner          Class
-------------------------------------------------------------------------------------------------------------
Common Stock                     Cede & Co. (7)
                                 PO Box 20
                                 Bowling Green Station
                                 New York, NY  10004                          45,806,606              31%

                                 Diversified Lending Group, Inc. (7)
                                 15260 Ventura Blvd, Ste 1240
                                 Sherman Oaks, CA  91403                      12,348,660               8%



                                 Gregg Giuffria (7)
                                 8761 Rainbow Ridge Dr
                                 Las Vegas, NV 89117                          10,000,000               7%

                                 Richard Hannigan (5)
                                 President, CEO
                                 4483 West Reno Avenue
                                 Las Vegas, NV  89118                         24,412,500              16%

                                 Myong Hannigan (5)
                                   Secretary
                                 4483 West Reno Avenue
                                 Las Vegas, NV  89118                         24,197,500              16%

                                 Tracy Jones (6)
                                 COO/Director
                                 4483 West Reno Avenue
                                 Las Vegas, NV  89118                          9,217,500               6%

                                 All Directors & Officers as a Group (7)      33,630,000              22%

Series A Preferred stock         Richard Hannigan
                                 President, CEO                                        -               -

                                 Myong Hannigan
                                 Secretary                                             -               -

                                 Tracy Jones
                                 COO/Director                                          -               -

                                 All Directors & Officers as a Group (7)               -               -

Series B Preferred Stock         Richard Hannigan
                                 President, CEO                                        -               -

                                 Myong Hannigan
                                 Secretary                                             -               -

                                 Tracy Jones
                                 COO/Director                                          -               -

                                 All Directors & Officers as a Group (7)               -               -

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

(2) Calculations are based on 149,902,287 shares of common stock outstanding as of March 19, 2010.

(4)  Includes all shares beneficially owned as reported on most recent Form 4.

(5) Richard Hannigan and Myong Hannigan are husband and wife, Richard Hannigan directly owns 12,135,000 shares of common stock and has voting power over an additional 215,000 shares. Myong Hannigan is the direct owner of 12,062,500 shares of common stock.

(6) Mr. Jones is the direct owner of 6,335,000 shares of common stock and 70,000 shares of common stock owned by the Tracy Jones Charitable Remainder Trust. In addition, Mr. Jones (i) is the sole owner of Western Architectural Services, LLC ("Western") and deemed to beneficially own the 2,812,500 shares of common stock owned by Western.

(7) Includes all shares beneficially owned as reported by the Company's transfer agent Nevada Agency and Trust Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Synthetic Systems
-----------------
We have numerous related party transactions with Synthetic Systems, Inc. ("Synthetic"). Synthetic is a company owned jointly by Richard L. Hannigan, Sr., our President and CEO and Myong Hannigan, Secretary, Mr. Hannigan's spouse. We are obligated to pay to Synthetic $37,000 per month for management and consulting fees.

During 2007 and 2006, bonuses were awarded to Synthetic in the amount of $380,000. In November 2006, the Company issued shares of our common stock in order to retire the accrued salary and bonuses from prior years. At December 31, 2008, bonuses for 2007 and 2006 remained unpaid. No bonuses were awarded during 2009 or 2008.

We currently lease 2,100 square feet of office space on a month-to-month basis from Synthetic for approximately $2,850 per month and paid as of December 31, 2009 an aggregate of $34,122.

In addition, the Company leases office furniture and equipment from Synthetic at a monthly rental rate of $1,150. During 2009 and 2008, the Company paid an aggregate of $13,800 to Synthetic for the lease of this office furniture and equipment.

As of December 31, 2009, our accounts payable due to related parties was $1,778,000 as compared to $1,470,000 at December 31, 2008. For the year ending December 31, 2009, the Company had paid a total of $149,800 to Synthetic Systems for professional and consulting fees and the lease of furniture and equipment. The unpaid balance consists of unpaid bonuses in 2007 and 2006 of $760,000 and unpaid consulting and professional fees of $1,018,000. See Note 8 to our financial statements.

Western Architectural Services, LLC
-----------------------------------
During 2008, we borrowed $30,000 from Western Architectural ("Western"). The amount is unsecured, carries no interest, and is due upon demand

During 2009, we borrowed $236,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

During the fourth quarter of 2009, we have clarified the loans received from both the Chief Operating Officer ("COO") of the Company and Western. The Company has reclassified $210,000 in related party loans to Western. This reclassification has no financial statement ramifications and has been made to better streamline the related party transactions of the Company. These loans are unsecured, carry no interest, and are due upon demand.

As of December 31, 2009, an aggregate amount of $576,000 remained payable to Western.

Officers and Directors
----------------------
On occasion, our Officers and Directors will loan funds to the Company so that we can continue our operations.

During 2008, we borrowed $185,000 from our COO, Tracy Jones. The amounts are unsecured, carry no interest and are due upon demand.

As an incentive for the borrowed funds, the Company issued Mr. Jones 3,000,000 shares of common stock valued at $0.05 per share on June 13, 2008. The issuance of common stock resulted in a $150,000 increase in interest expense.

As of December 31, 2008 an aggregate amount of $210,000 remained payable to the COO.

The COO of the Company is also the Chief Executive Officer of Western. During the fourth quarter of 2009, we have assessed and clarified the loans received from both the COO and Western. The Company has determined that the $210,000 loan is payable to Western. This reclassification has no financial statement ramifications and has been made to better streamline the related party transactions of the Company.

During 2008, we borrowed and repaid $10,500 from our Secretary. In addition to the loans, we paid $83 in interest expense.

During 2009, we borrowed and repaid $2,000 from our Secretary. In addition to the loans, we paid $9 in interest expense.

As of December 31, 2009, there were no loans payable to Officers and Directors of the Company.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock were to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per share for a total value of $375,000. As March 31, 2008, 3,000,000 shares were returned to the Company under the March 30, 2007 agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western at December 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------
The aggregate fees billed for the fiscal years ending December 31, 2009 and 2008 were $23,500 and $42,500 respectively, for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees
------------------
For the fiscal years ending December 31, 2009 and 2008, we did not incur any additional audit-related fees, as defined by the Securities and Exchange Commission, for assurance and related services by our principal accountant that were not included in our usual audit fees.

Tax Fees
--------
For the fiscal years ending December 31, 2009 and 2008, we did not incur any tax fees for professional services rendered by our principal accountant for tax compliance, tax advice, or tax planning.

All Other Fees
--------------
No other fees, as defined by the Securities and Exchange Commission, were paid for the fiscal years ended December 31, 2009 and 2008 for products or services provided by our principal accountant that were not included in our usual audit fees.

The Company currently does not have an audit committee.

For the fiscal years ending December 31, 2009 and 2008, no hours were expended on our principal accountant's engagement to audit our financial statements that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

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

  2.4 Completion of Acquisition of Western Architectural Services, LLC by the Company (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 12, 2006).

  2.5 Completion of Disposition of Western Architectural Services, LLC by the Company (incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 30, 2007).

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



                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

                            By: /s/ Richard Hannigan
                                --------------------
                                Richard Hannigan,
                               President/Director
                              Dated: March 29, 2010


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          By: /s/ Richard Hannigan, Sr.
                              -------------------------
                              Richard Hannigan, Sr.
                             President/CEO/Director
                                 March 29, 2010

                             By: /s/ Myong Hannigan
                                 ------------------
                                 Myong Hannigan
                          Secretary/Treasurer/Director
                                 March 29, 2010

                               By: /s/Tracy Jones
                                   --------------
                                   Tracy Jones
                                  COO/Director
                                 March 29, 2010