Form 10-Q
period 2010-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2010-05-11
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2010, there were 149,902,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                3
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15
Item 4T.  Controls and Procedures                                           16
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                  17
Item 1A.  Risk Factors                                                      17
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        17
Item 3.  Defaults Upon Senior Securities                                    17
Item 4.  Submission of Matters to a Vote of Security Holders                17
Item 5.  Other Information                                                  17
Item 6.  Exhibits                                                           17
SIGNATURES                                                                  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2010

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,      December 31,
                                                                                2010             2009
                                                                            ------------     ------------
                                                                            (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                    $        279     $      7,488
    Prepaids                                                                       1,375            1,874
    Advances - related party, net of allowance
        of $250,000 and $250,000, respectively                                   250,000          250,000
                                                                            ------------     ------------
        Total current assets                                                     251,654          259,362

FIXED ASSETS, net of accumulated depreciation of
        $42,654 and $42,214, respectively                                          4,536            4,976

OTHER ASSETS, website development costs                                           24,250             --

                     Total assets                                           $    280,440     $    264,338
                                                                            ============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                   $  1,726,456     $  1,638,121
    Accrued expenses - related party                                           1,853,000        1,778,000
    Note payable                                                               1,855,000        1,855,000
    Due to related parties                                                       634,000          576,000
    Loans and settlement payable                                                 878,239          878,239
                                                                            ------------     ------------
        Total current liabilities                                              6,946,695        6,725,360
                                                                            ------------     ------------

                     Total liabilities                                         6,946,695        6,725,360


COMMITMENTS & CONTINGENCIES                                                         --               --

STOCKHOLDERS' DEFICIT
    Preferred stock: $0.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                           --               --
        Series B - 10,000,000 designated, none outstanding                          --               --
    Common stock: $0.001 par value; authorized 200,000,000 shares;
        issued and outstanding:149,902,287 and 151,402,287 respectively          149,902          151,402
    Additional paid-in capital                                                13,142,301       13,199,583
    Deferred construction costs paid with common stock                            (7,312)         (21,093)
    Loan collateral paid with common stock                                      (750,000)        (750,000)
    Common stock payable, net of receivable $0 and $75,000, respectively         119,250           50,000
    Accumulated deficit during the development stage                         (19,320,396)     (19,090,914)
                                                                            ------------     ------------

        Total stockholders' deficit                                           (6,666,255)      (6,461,022)
                                                                            ------------     ------------

                     Total liabilities and stockholders' deficit            $    280,440     $    264,338
                                                                            ============     ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended            From inception
                                                        March 31,          March 31,     March 1, 1997 to
                                                          2010               2009         March 31, 2010
                                                      -------------     -------------     --------------
Revenues                                              $        --       $        --       $        --

Operating Expenses:
    Professional and consulting fees                        138,522           143,377        13,499,126
    Project costs                                             3,129            50,475           333,926
    Bad debt expense                                           --                --             250,000
    Depreciation                                                440             1,104            47,101
    Settlement expense & nullification fee expense             --                --           1,025,000
    Other expense                                            22,037            43,412         1,309,676
                                                      -------------     -------------     -------------
                                                            164,128           238,368        16,464,829

Operating loss                                             (164,128)         (238,368)      (16,464,829)

Other income (expense):
    Interest income                                            --                --             132,528
    Interest expense                                        (61,529)          (65,613)       (2,923,033)
    Finance fees                                             (3,825)             --             (62,833)
    Loss on disposal of fixed assets                           --                --              (2,229)
                                                      -------------     -------------     -------------
                                                            (65,354)          (65,613)       (2,855,567)

Net Loss                                                   (229,482)         (303,981)      (19,320,396)

Preferred stock dividends                                      --                --            (130,000)

                                                      -------------     -------------     -------------
Net loss allocable to common stockholders             $    (229,482)    $    (303,981)    $ (19,450,396)
                                                      =============     =============     =============


Net loss per common share - basic and
    diluted                                           $       (0.00)    $       (0.00)
                                                      =============     =============

Weighted average number of common
    shares outstanding                                  149,068,954       132,571,731
                                                      =============     =============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                From inception
                                                                 March 31,        March 31,    March 1, 1997 to
                                                                   2010             2009        March 31, 2010
                                                               ------------     ------------    --------------
Cash Flows from Operating Activities:
     Net Loss                                                  $   (229,482)    $   (303,981)    $(19,320,396)
     Adjustments to reconcile net loss to
         net cash used by operating activities:
         Bad debt expense                                              --               --            250,000
         Depreciation                                                   440            1,104           47,101
         Loss on disposal of fixed assets                              --               --              2,229
         Issuance of common stock for services                         --             49,500        6,512,065
         Issuance of common stock for nullification fee                --               --            375,000
         Issuance of common stock for accrued bonus                    --               --            750,000
         Interest expense from the issuance of common stock            --               --            709,088
         Accretion of debt issuance costs                              --               --            500,000
     Changes in assets and liabilities:
         Prepaid expenses                                               500              474           (1,374)
         Accounts payable and accrued expenses                       88,333           88,863        1,645,715
         Accrued expenses - related party                            75,000           86,000        1,853,000
         Accrued settlement obligation                                 --               --            650,000
                                                               ------------     ------------     ------------
             Net cash used in operating activities                  (65,209)         (78,040)      (6,027,572)

Cash flows from Investing Activities:
     Payments to acquire fixed assets                                  --               --            (54,388)
     Proceeds from note receivable                                     --               --           (500,000)
                                                               ------------     ------------     ------------
            Net cash used in investing activities                      --               --           (554,388)

Cash flows from Financing Activities:
     Proceeds from notes payable, short term debt                      --               --          2,103,239
     Proceeds from notes payable, due to related parties             58,000           69,500          646,500
     Payment on notes payable, short term debt                         --               --            (20,000)
     Payment on notes payable, due to related parties                  --               --            (12,500)
     Proceeds from the sale of preferred stock                         --                500          150,000
     Proceeds from the sale of common stock                            --               --          3,725,000
     Proceeds from common stock payable                                --               --             90,000
     Payments for loan fees                                            --               --            (50,000)
     Payments for deferred financing costs                             --               --            (50,000)
                                                               ------------     ------------     ------------
             Net cash provided by financing activities               58,000           70,000        6,582,239

Net (decrease) increase in cash                                      (7,209)          (8,040)             279
Cash, beginning of year                                               7,488           15,234             --
                                                               ------------     ------------     ------------
Cash, end of year                                              $        279     $      7,194     $        279
                                                               ============     ============     ============

Cash paid for:
     Interest                                                  $       --       $       --       $     93,212
     Income Taxes                                              $       --       $       --       $       --

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                            From inception
                                                             March 31,        March 31,    March 1, 1997 to
                                                               2010             2009        March 31, 2010
                                                           ------------     ------------    --------------
Supplemental schedule of non-cash Investing and
  Financing Activities:
    Disposal of fixed assets                               $       --       $       --       $      4,447
    Common stock issued for financing costs                $       --       $       --       $    988,300
    Common stock issued for loan collateral                $       --       $       --       $    750,000
    Deferred construction costs, adjusted
        to fair value                                      $     13,781     $     14,063     $      7,312
    Conversion of preferred shares                         $       --       $       --       $     14,600
    Common stock issued as acquisition deposit             $       --       $       --       $    750,000
    Common stock cancelled due to business combination
        cancellation                                       $       --       $       --       $    375,000
    Common stock receivable (issued)                       $     75,000     $    (40,000)    $       --
    Common stock issued to satisfy common stock payable    $    (30,000)    $       --       $     95,000
    Common stock payable for website development costs     $     24,250     $       --       $     24,250














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

Note 1. Basis of Presentation and Organization and Significant Accounting
Policies

Basis of Presentation and Organization
--------------------------------------

The accompanying Condensed Consolidated Financial Statements of Voyager Entertainment International, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

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

As used in these Notes to the consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. As of March 31, 2010, the Company's wholly-owned subsidiaries include Voyager Entertainment Holdings, Inc. ("VEHI"), a Nevada corporation and Voyager Viridian LLC ("Viridian), a Nevada limited liability corporation.

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $229,482 and $303,981 for the three months ended March 31, 2010 and 2009, and a working capital deficiency of $6,695,041 at March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Website Development Costs
-------------------------

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over a three year estimated economic life of the product.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted
-------

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Issued
------

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers. In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 2. Website Development Costs

Costs of $24,250 relating to the application, infrastructure, and graphics development of the Company's website have been capitalized as of March 31, 2010. These costs will be amortized over a three year period upon the launch of the website. The website was launched April 21, 2010.

Note 3. Stockholders' Deficit

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

On March 2, 2010, 3,000,000 shares, valued at $75,000, were returned to treasury by a vendor of the Company. The vendor has chosen to accept $75,000 cash, for services that were performed in 2009, at a later date when funding becomes available.

At March 31, 2010, common stock payable, net consists of:

     o    $75,000 payable relating to 2008 Western Acquisition Recession.
     o $20,000 payable relating to 2008 investor who has not completed investment paperwork so that management can release the shares.
     o $24,250 payable relating to website development costs incurred in 2010.

Note 4. Related Party Transactions

Synthetic Systems
-----------------
During the quarters ended March 31, 2010 and 2009, the Company incurred consulting fees of approximately $37,000 per month to Synthetic Systems, LLC for a total of $111,000 for each respective period. The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the quarters ending March 31, 2010 and 2009. The Company also paid on behalf of Synthetic Systems, LLC office rent expenses of $8,820 and $8,345, as of March 31, 2010 and 2009, respectively. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary.

Western Architectural
---------------------
As previously disclosed in our 2009 Form 10-K, on March 30, 2010, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western would provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of March 31, 2010, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital due to the deferred construction cost nature of these shares.

As of March 31, 2010, we have received advances in the amounts of $634,000 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of March 31, 2010, no payments have been made to Western.

Note 5. Fair Value

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

                                        Fair Value at March 31, 2010
                                 -------------------------------------------
                                  Total      Level 1     Level 2     Level 3
                                 -------------------------------------------
Assets:
Deferred construction costs      $7,312      $7,312      $ --        $  --
                                 -------------------------------------------
                                  7,312      $7,312      $ --        $  --
                                 ===========================================

Liabilities:
  None                           $ --        $ --        $ --        $  --

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

For an additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Voyager Ventures, Inc. and Outland Development, LLC have been dormant companies since 2002 and were discontinued as of December 31, 2007 and June 30, 2009, respectively. Voyager Entertainment Holdings, Inc. and Voyager Viridian LLC, wholly-owned subsidiaries, were formed on May 2, 2002 and August 3, 2009, respectively.

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

RESULTS OF OPERATIONS

Three Month Comparison
Results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 consist of the following:

Three Months Ended                       March 31, 2010    March 31, 2009   $ Change      % Change
Revenue                                    $    --           $    --        $    --            -- %
Professional and consulting fees             138,522           143,377         (4,855)         (3)%
Project costs                                  3,129            50,475        (47,346)        (94)%
General and administrative expenses           22,477            44,516        (22,039)        (50)%
                                           ------------------------------------------
Operating loss
                                           $(164,128)        $(238,368)     $ (74,240)        (31)%

As of March 31, 2010, we have not constructed an Observation Wheel and therefore have not generated revenues.

We had operating expenses of $164,128 for the quarter ended March 31, 2010 versus operating expenses of $238,368 for the quarter ended March 31, 2009 which primarily consisted of professional and consulting fees of $138,522. The 31% decrease in operating expenses for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is due to project and travel costs incurred in 2009 for alternative projects outside of the Las Vegas area. As of March 31, 2010, no such costs were incurred and we have not settled on any additional Observation Wheel projects. We are continuing to focus on the L.V. Project for the remainder of 2010.

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

                                              March 31, 2010  December 31, 2009     $ Change       % Change
                                              --------------------------------------------------------------
Cash                                            $      279        $    7,488        $   (7,209)        (96)%
Accounts payable and accrued expenses           $1,726,456        $1,638,121        $   88,335           5%
Due to related parties                          $2,487,000        $2,354,000        $  133,000           6%
Total current liabilities                       $6,946,695        $6,725,360        $  221,335           3%
Cash proceeds from the sale of common stock     $     --          $   90,000        $  (90,000)      (100)%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, and aging of our payables.

Cash on hand decreased $7,209, or 96%, as of March 31, 2010 compared to December 31, 2009. The decrease is a result of the payment of payables during the first quarter.

As of March 31, 2010, we had total current liabilities of $6,946,695 compared to $6,725,360 as of December 31, 2009. These items increased $221,335 as a result of the aging of our payables and related party borrowings. We anticipate that our current lack of cash will result in longer aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses
-------------------------------------
Our accounts payable and accrued interest increased by approximately 5%, as of March 31, 2010 compared to December 31, 2009 primarily due to cash payments towards our vendors, offset by the aging of more recent expenditures and the accrual of interest on our loans. Until the payment of our loans and their corresponding interest can be made upon our initial project financing, it is likely that our interest expense will continue to accumulate steadily throughout 2010.

For the remainder of the year ending 2010, we anticipate to incur normal reoccurring expenses of approximately $450,000 as a result of related party consulting, furniture and equipment lease, utilities, accounting, health insurance and rent expense.

Due to Related Parties
----------------------

                                   March 31, 2010  December 31, 2009      $ Change       % Change
Accrued Expenses - Related Party     $1,853,000        $1,778,000        $   75,000           4%

Due To - Related Party                  634,000           576,000            58,000          10%
                                   -------------------------------------------------------------
Total Related Party                  $2,487,000        $2,354,000        $  133,000           6%

The total amount Due to Related Parties increased $133,000, or 6%, as of March 31, 2010 compared to December 31, 2009 as a result of unpaid consulting services and cash advancements. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $58,000, or 10%, as of March 31, 2010 compared to December 31, 2009 as a result of borrowing capital from related parties. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of March 31, 2010, we owe $634,000 in related party loans and $1,853,000 for professional fees and unpaid bonuses. No bonuses were issued for the fiscal years ending December 31, 2009 or 2008.

These related party trends are likely to continue throughout 2010 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $7,209, or 96%, as of March 31, 2010 due to the payment of some of our payables throughout the first quarter. Additionally, we received no cash for the purchase of common stock, for the three months ended March 31, 2010 compared to $90,000 for the year ended December 31, 2009. Until we can launch our project, it is more likely than not that the issuance of shares for cash will be minimal during the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $279 cash on hand as of March 31, 2010 compared to $7,488 as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2010 will be approximately $450,000.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of March 31, 2010, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2010 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

Changes in internal control over financial reporting
----------------------------------------------------

Based on the evaluation as of March 31, 2010, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no changes from the Defaults Upon Senior Securities described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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




                                      VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                      -----------------------------------------
                                                     (Registrant)

Dated: May 10, 2010
                                                By: /s/ Richard Hannigan
                                                    ---------------------------
                                                    Richard Hannigan,
                                                    President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By: /s/ Richard Hannigan, Sr.
                                                    ---------------------------
                                                    Richard Hannigan, Sr.
                                                    President/CEO/Director
                                                    May 10, 2010


                                                By: /s/ Myong Hannigan
                                                    ---------------------------
                                                    Myong Hannigan
                                                    Secretary/Treasurer/Director
                                                    May 10, 2010


                                                By: /s/ Tracy Jones
                                                    ---------------------------
                                                    Tracy Jones
                                                    COO/Director
                                                    May 10, 2010