Form 10-Q
period 2010-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2010-08-09
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of August 9, 2010, there were 154,627,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                3
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16
Item 4T. Controls and Procedures                                            16
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                  18
Item 1A.  Risk Factors                                                      18
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18
Item 3.  Defaults Upon Senior Securities                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                18
Item 5.  Other Information                                                  18
Item 6.  Exhibits                                                           18
SIGNATURES                                                                  19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2010

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,       December 31,
                                                                                2010             2009
                                                                            ------------     ------------
                                                                             (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                    $        809     $      7,488
    Prepaids                                                                       6,716            1,874
    Advances - related party, net allowance
        of $250,000 and $250,000, respectively                                   250,000          250,000
                                                                            ------------     ------------
        Total current assets                                                     257,525          259,362

FIXED ASSETS, net of accumulated depreciation of
        $43,098 and $42,214, respectively                                          4,092            4,976

OTHER ASSETS, website development costs, net of accumulated
        amortization of $2,595 and $0, respectively                               37,999             --
                                                                            ------------     ------------

                    Total assets                                            $    299,616     $    264,338
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                   $  1,777,284     $  1,638,121
    Accrued expenses - related party                                           1,926,500        1,778,000
    Note payable                                                               1,855,000        1,855,000
    Due to related parties                                                       719,000          576,000
    Loans and settlement payable                                                 878,239          878,239
                                                                            ------------     ------------
        Total current liabilities                                              7,156,023        6,725,360
                                                                            ------------     ------------

                    Total liabilities                                          7,156,023        6,725,360

COMMITMENTS & CONTINGENCIES                                                         --               --

STOCKHOLDERS' DEFICIT
    Preferred stock: $0.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                           --               --
        Series B - 10,000,000 designated, none outstanding                          --               --
    Common stock: $0.001 par value; authorized 200,000,000 shares;
        issued and outstanding: 154,427,287 and 151,402,287 respectively         154,427          151,402
    Additional paid-in capital                                                13,196,083       13,199,583
    Deferred construction costs paid with common stock                            (8,718)         (21,093)
    Loan collateral paid with common stock                                      (750,000)        (750,000)
    Common stock payable, net of receivable $0 and $75,000, respectively          95,000           50,000
    Accumulated deficit during the development stage                         (19,543,199)     (19,090,914)
                                                                            ------------     ------------

        Total stockholders' deficit                                           (6,856,407)      (6,461,022)
                                                                            ------------     ------------

                    Total liabilities and stockholders' deficit             $    299,616     $    264,338
                                                                            ============     ============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Three Months Ended             Six Months Ended         From inception
                                                          June 30,        June 30,       June 30,        June 30,   March 1, 1997 to
                                                            2010            2009           2010            2009      June 30, 2010
                                                       -----------------------------  -----------------------------  -------------
Revenues                                               $        --     $        --    $        --     $        --    $        --

Operating Expenses:
             Professional and consulting fees                125,844         120,377        264,366         263,754     13,624,970
             Project costs                                     1,390          82,093          4,519         132,567        335,316
             Bad debt expense                                   --              --             --              --          250,000
             Depreciation and amortization                     3,039             841          3,479           1,945         50,140
             Settlement and nullification fee expense           --              --             --              --        1,025,000
             Other expense                                    27,024          31,764         49,061          75,176      1,336,700
                                                       -------------   -------------  -------------   -------------  -------------
                                                             157,297         235,075        321,425         473,442     16,622,126

Operating loss                                              (157,297)       (235,075)      (321,425)       (473,442)   (16,622,126)

Other income (expense):
             Interest income                                    --              --             --              --          132,528
             Interest expense                                (62,205)        (64,432)      (123,734)       (130,045)    (2,985,238)
             Finance fees                                     (3,301)           --           (7,126)           --          (66,134)
             Loss on disposal of fixed assets                   --              --             --              --           (2,229)
                                                       -------------   -------------  -------------   -------------  -------------
                                                             (65,506)        (64,432)      (130,860)       (130,045)    (2,921,073)

Net Loss                                                    (222,803)       (299,507)      (452,285)       (603,487)   (19,543,199)

Preferred stock dividends                                       --              --             --              --         (130,000)

                                                       -------------   -------------  -------------   -------------  -------------
Net loss allocable to common stockholders              $    (222,803)  $    (299,507) $    (452,285)  $    (603,487) $ (19,673,199)
                                                       =============   =============  =============   =============  =============

Net loss per common share - basic and diluted          $       (0.00)  $       (0.00) $       (0.00)  $       (0.00)
                                                       =============   =============  =============   =============

Weighted average number of common shares outstanding     151,891,023     137,413,276    150,487,784     135,005,878
                                                       =============   =============  =============   =============

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                From inception
                                                                   June 30,        June 30,    March 1, 1997 to
                                                                     2010            2009        June 30, 2010
                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
       Net Loss                                                  $   (452,285)   $   (603,487)   $(19,543,199)

       Adjustments to reconcile net loss to net cash used
              by operating activities:
              Bad debt expense                                           --              --           250,000
              Depreciation and amortization                             3,479           1,945          50,140
              Loss on disposal of fixed assets                           --              --             2,229
              Issuance of common stock for services                    12,911         132,000       6,524,976
              Issuance of common stock for nullification fee             --              --           375,000
              Issuance of common stock for accrued bonus                 --              --           750,000
              Interest expense from the issuance of
                     common stock                                        --              --           709,088
              Accretion of debt issuance costs                           --              --           500,000

       Changes in assets and liabilities:
              Prepaid expenses                                         (1,447)            823          (3,321)
              Accounts payable and accrued expenses                   139,163         151,384       1,696,545
              Accrued expenses - related party                        148,500         166,000       1,926,500
              Accrued settlement obligation                              --              --           650,000
                                                                 ------------    ------------    ------------
                     Net cash used in operating activities           (149,679)       (151,335)     (6,112,042)

Cash flows from Investing Activities:
       Payments to acquire fixed assets                                  --              --           (54,388)
       Proceeds from Note Receivable                                     --              --          (500,000)
                                                                 ------------    ------------    ------------
                    Net cash used in investing activities                --              --          (554,388)

Cash flows from Financing Activities:
       Proceeds from notes payable, short term debt                      --              --         2,103,239
       Proceeds from notes payable, due to related parties            143,000         142,000         731,500
       Payment on notes payable, short term debt                         --              --           (20,000)
       Payment on notes payable, due to related parties                  --              --           (12,500)
       Proceeds from the sale of preferred stock                         --              --           150,000
       Proceeds from the sale of common stock                            --               500       3,725,000
       Proceeds from common stock payable                                --              --            90,000
       Payments for loan fees                                            --              --           (50,000)
       Payments for deferred financing costs                             --              --           (50,000)
                                                                 ------------    ------------    ------------
                     Net cash provided by financing activities        143,000         142,500       6,667,239

Net (decrease) increase in cash                                        (6,679)         (8,835)            809
Cash, beginning of year                                                 7,488          15,234            --
                                                                 ------------    ------------    ------------
Cash, end of year                                                $        809    $      6,399    $        809
                                                                 ============    ============    ============

Cash paid for:
       Interest                                                  $       --      $       --      $     93,212
       Income Taxes                                              $       --      $       --      $       --

See accompanying notes to these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                                From inception
                                                                   June 30,        June 30,    March 1, 1997 to
                                                                     2010            2009        June 30, 2010
                                                                 ------------    ------------    ------------
Supplemental schedule of non-cash Investing and
    Financing Activities:
    Disposal of fixed assets                                       $   --          $   --           $  4,447
    Common stock issued for financing costs                        $   --          $   --           $988,300
    Common stock issued for loan collateral                        $   --          $   --           $750,000
    Deferred construction costs, adjusted
        to fair value                                              $ 12,375        $ 70,313         $  8,718
    Conversion of preferred shares                                 $   --          $   --           $ 14,600
    Common stock issued as acquisition deposit                     $   --          $   --           $750,000
    Common stock cancelled due to business combination
        cancellation                                               $   --          $375,000         $375,000
    Common stock receivable (issued)                               $ 75,000        $ 75,000         $   --
    Common stock issued to satisfy common stock payable            $(30,000)       $   --           $ 95,000
    Common stock issued for website development                    $ 40,594        $   --           $ 40,594
    Common stock issued for prepaid services                       $  3,395        $   --           $  3,395











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

As used in these Notes to the consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. As of June 30, 2010, the Company's wholly-owned subsidiaries include Voyager Entertainment Holdings, Inc. ("VEHI"), a Nevada corporation and Voyager Viridian LLC ("Viridian"), a Nevada limited liability corporation. Voyager Entertainment Holdings, Inc. has been a dormant company and was discontinued as of June 30, 2010.

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $452,285 and $603,487 for the six months ended June 30, 2010 and 2009, and a working capital deficiency of $6,898,498 at June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Note 2. Website Development Costs

Costs of $40,594 relating to the application, infrastructure, and graphics development of the Company's website have been capitalized as of June 30, 2010. These costs are being amortized over a three year period upon the launch of the website on April 21, 2010. As of June 30, 2010, amortization of $2,595 has been recognized.

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

On March 2, 2010, 3,000,000 shares of common stock, valued at $75,000, were returned to treasury by a vendor of the Company. The vendor has chosen to accept $75,000 cash, for services that were performed in 2009, at a later date when funding becomes available.

On May 6, 2010, the company issued 2,100,000 shares of common stock, valued at $8,400, or $0.004 per share, for services performed.

On June 7, 2010, the company issued 2,425,000 shares of common stock, valued at $48,500, or $0.02 per share, for website development costs. $40,594 has been capitalized (see Note 2).

At June 30, 2010, common stock payable, net consists of:

     o    $75,000 payable relating to 2008 Western Acquisition Recession.
     o $20,000 payable relating to 2008 investor who has not completed investment paperwork so that management can release the shares.

Note 4. Related Party Transactions

Synthetic Systems
-----------------
During the six months ended June 30, 2010 and 2009, the Company incurred consulting fees of approximately $37,000 per month to Synthetic Systems, LLC for a total of $222,000 for each respective period. The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the six months ending June 30, 2010 and 2009. The Company also paid on behalf of Synthetic Systems, LLC office rent expenses of $17,833 and $16,876, as of June 30, 2010 and 2009, respectively. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary.

Western Architectural
---------------------
As previously disclosed in our 2009 Form 10-K, filed on March 30, 2010, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western would provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of June 30, 2010, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital due to the deferred construction cost nature of these shares.

In 2006, the Company entered into a note with Diversified Lending. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the Chief Executive Officer of Western. The repayment of this advance is contingent upon the production of the project. We have analyzed the collectability of this note as of June 30, 2010 and concluded that, with current economic conditions, it is unknown whether production can be secured within the next twelve months. The Company has recognized an allowance of $250,000 as of June 30, 2010. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability.

As of June 30, 2010, we have received advances in the amounts of $719,000 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of June 30 2010, no payments have been made to Western.

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

                                       Fair Value at June 30, 2010
                                -----------------------------------------
                                 Total     Level 1    Level 2    Level 3
                                ----------------------------------------
Assets:
Deferred construction costs     $8,718     $8,718     $ --       $  --
                                ------     ------     ------     -------
                                $8,718     $8,718     $ --       $  --
                                ======     ======     ======     =======

Liabilities:
  None                          $ --       $ --       $ --       $  --

Note 6. Subsequent Events

On July 29, 2010, the company issued 200,000 shares of common stock, valued at $640, or $0.003 per share, for services to be performed.

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

Voyager Ventures, Inc. and Outland Development, LLC have been dormant companies since 2002 and were discontinued as of December 31, 2007 and June 30, 2009, respectively. Voyager Entertainment Holdings, Inc. and Voyager Viridian LLC, wholly-owned subsidiaries, were formed on May 2, 2002 and August 3, 2009, respectively. Voyager Entertainment Holdings, Inc. has been a dormant company and has been discontinued as of June 30, 2010.

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

RESULTS OF OPERATIONS

As of June 30, 2010, we have not constructed an Observation Wheel and therefore have not generated revenues.

Three Month Comparison
----------------------
Results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 consist of the following:

Three Months Ended                    June 30, 2010  June 30, 2009    $ Change   % Change
------------------------------------------------------------------------------------------
Revenue                                 $    --        $    --        $    --           0%
Professional and consulting fees          125,844        120,377          5,467         5%
Project costs                               1,390         82,093        (80,703)     (98)%
General and administrative expenses        30,063         32,605         (2,542)      (8)%
                                        --------------------------------------------------
Operating loss                          $(157,297)     $(235,075)     $  77,778      (33)%

We had operating expenses of $157,297 for the quarter ended June 30, 2010 compared to operating expenses of $235,075 for the quarter ended June 30, 2009; June 30, 2010 expenses primarily consisted of professional and consulting fees of $125,844. The 33% decrease in operating expenses for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is due to project and travel costs incurred in 2009 for alternative projects outside of the Las Vegas area. As of June 30, 2010, no such costs were incurred and we have not settled on any additional Observation Wheel projects. We are continuing to focus on the L.V. Project for the remainder of 2010.

Six Month Comparison
--------------------
Results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 consist of the following:

Six Months Ended                      June 30, 2010  June 30, 2009    $ Change   % Change
------------------------------------------------------------------------------------------
Revenue                                 $    --        $    --        $    --           0%
Professional and consulting fees          264,366        263,754            612         0%
Project costs                               4,519        132,567       (128,048)     (97)%
General and administrative expenses        52,540         77,121        (24,581)     (32)%
                                        --------------------------------------------------
Operating loss                          $(321,425)     $(473,442)     $ 152,017      (32)%

We had operating expenses of $321,425 for the six months ended June 30, 2010 compared to operating expenses of $473,442 for the six months ended June 30, 2009; June 30, 2010 expenses primarily consisted of professional and consulting fees of $264,366. The 32% decrease in operating expenses for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is due to project and travel costs incurred in 2009 for alternative projects outside of the Las Vegas area. As of June 30, 2010, no such costs were incurred and we have not settled on any additional Observation Wheel projects. We are continuing to focus on the L.V. Project for the remainder of 2010.

In general, we are reducing costs where able in an attempt to prolong our cash reserves. If the Company receives funding for the L.V. Project, we expect our expenses to increase substantially, including support for employees that will be required and other operating expenses related to the construction of the project. Additionally, we anticipate issuing bonuses to management for services rendered at a time when the Company is more fiscally able.

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas the next twelve months although we may entertain discussions with any interested party in other locations.

                                              June 30, 2010  December 31, 2009   $ Change   % Change
                                              ------------------------------------------------------
Cash                                            $      809      $    7,488      $  (6,679)     (89)%
Accounts payable and accrued expenses            1,777,284       1,638,121        139,163         8%
Due to related parties                           2,645,500       2,354,000        291,500        12%
Total current liabilities                        7,156,023       6,725,360        430,663         6%
Cash proceeds from the sale of common stock           --            90,000        (90,000)    (100)%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, and aging of our payables.

Cash on hand decreased $6,679, or 89%, as of June 30, 2010 compared to December 31, 2009. The decrease is a result of the payment of payables during the first quarter.

As of June 30, 2010, we had total current liabilities of $7,156,023 compared to $6,725,360 as of December 31, 2009. These items increased $430,664 as a result of the aging of our payables and related party borrowings. We anticipate that our current lack of cash will result in longer aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses
-------------------------------------
Our accounts payable and accrued interest increased by approximately 8%, as of June 30, 2010 compared to December 31, 2009 primarily due to cash payments towards our vendors, offset by the aging of more recent expenditures and the accrual of interest on our loans. Until the payment of our loans and their corresponding interest can be made upon our initial project financing, it is likely that our interest expense will continue to accumulate steadily throughout 2010.

For the remainder of the year ending 2010, we anticipate to incur normal reoccurring expenses of approximately $300,000 as a result of related party consulting, furniture and equipment lease, utilities, accounting, health insurance and rent expense.

Due to Related Parties
----------------------

                                   June 30, 2010 December 31, 2009   $ Change   % Change
                                   -----------------------------------------------------
Accrued Expenses - Related Party     $1,926,500     $1,778,000      $  148,500      8%
Due To - Related Party                  719,000        576,000         143,000     25%
                                     -------------------------------------------------
Total Related Party                  $2,645,500     $2,354,000      $  291,500     12%

The total amount Due to Related Parties increased $291,500, or 12%, as of June 30, 2010 compared to December 31, 2009 as a result of unpaid consulting services and cash advancements. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $143,000, or 25%, as of June 30, 2010 compared to December 31, 2009 as a result of borrowing capital from related parties. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of June 30, 2010, we owe $719,000 in related party loans and $1,926,500 for professional fees and unpaid bonuses. No bonuses were issued for the fiscal years ending December 31, 2009 or 2008.

These related party trends are likely to continue throughout 2010 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $6,679, or 89%, as of June 30, 2010 due to the payment of some of our payables throughout the first quarter. Additionally, we received no cash for the purchase of common stock, for the six months ended June 30, 2010 compared to $90,000 for the year ended December 31, 2009. Until we can launch our project, it is more likely than not that the issuance of shares for cash will be minimal during the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $809 cash on hand as of June 30, 2010 compared to $7,488 as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2010 will be approximately $300,000.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of June 30, 2010, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2010 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

Attestation report of the registered public accounting firm
-----------------------------------------------------------

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in internal control over financial reporting
----------------------------------------------------

Based on the evaluation as of June 30, 2010, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

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

On March 2, 2010, 3,000,000 shares of common stock, valued at $75,000, were returned to treasury by a vendor of the Company. The vendor has chosen to accept $75,000 cash, for services that were performed in 2009, at a later date when funding becomes available.

On May 6, 2010, the company issued 2,100,000 shares of common stock, valued at $8,400, or $0.004 per share, for services performed.

On June 7, 2010, the company issued 2,425,000 shares of common stock, valued at $48,500, or $0.02 per share, for website development costs. $40,594 has been capitalized over a three year period.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no changes from the Defaults Upon Senior Securities described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4 - (RESERVED)

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

   Dated: August 9, 2010

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


                                                  By: /s/ Richard Hannigan, Sr.
                                                  -----------------------------
                                                  Richard Hannigan, Sr.
                                                  President/CEO/Director
                                                  August 9, 2010


                                                  By: /s/ Myong Hannigan
                                                  -----------------------------
                                                  Myong Hannigan
                                                  Secretary/Treasurer/Director
                                                  August 9, 2010


                                                  By: /s/ Tracy Jones
                                                  -----------------------------
                                                  Tracy Jones
                                                  COO/Director
                                                  August 9, 2010