Form 10-Q
period 2010-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2010-11-15
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 10, 2010, there were 160,627,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17
Item 4.  Controls and Procedures                                              17
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                    19
Item 1A. Risk Factors                                                         19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19
Item 3.  Defaults Upon Senior Securities                                      19
Item 4.  [REMOVED AND RESERVED]                                               19
Item 5.  Other Information                                                    19
Item 6.  Exhibits                                                             20
SIGNATURES                                                                    20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2010

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September, 30    December 31,
                                                                               2010            2009
                                                                           ------------    ------------
                                                                            (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
    Cash                                                                   $      2,771    $      7,488
    Prepaids                                                                     18,334           1,874
    Advances - related party, net allowance
        of $500,000 and $250,000, respectively                                     --           250,000
                                                                           ------------    ------------
        Total current assets                                                     21,105         259,362

FIXED ASSETS, net of accumulated depreciation of
        $3,261 and $42,214, respectively                                          3,160           4,976

OTHER ASSETS, website development costs, net of accumulated
        amortization of $6,006 and $0, respectively                              34,588            --
                                                                           ------------    ------------

                    Total assets                                           $     58,853    $    264,338
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $  1,839,563    $  1,638,121
    Accrued expenses - related party                                          2,009,000       1,778,000
    Note payable                                                              1,855,000       1,855,000
    Due to related parties                                                      799,000         576,000
    Loans and settlement payable                                                878,239         878,239
                                                                           ------------    ------------
        Total current liabilities                                             7,380,802       6,725,360
                                                                           ------------    ------------

                    Total liabilities                                         7,380,802       6,725,360

COMMITMENTS & CONTINGENCIES                                                        --              --

STOCKHOLDERS' DEFICIT
    Preferred stock: $0.001 par value; authorized 50,000,000 shares
        Series A - 1,500,000 designated, none outstanding                          --              --
        Series B - 10,000,000 designated, none outstanding                         --              --
    Common stock: $0.001 par value; authorized 200,000,000 shares;
        issued and outstanding: 159,627,287 and 151,402,287 respectively        159,627         151,402
    Additional paid-in capital                                               12,612,116      13,199,583
    Deferred construction costs paid with common stock                          (25,312)        (21,093)
    Loan collateral paid with common stock                                      (67,500)       (750,000)
    Common stock payable, net of receivable $0 and $75,000, respectively         24,500          50,000
    Accumulated deficit during the development stage                        (20,025,380)    (19,090,914)
                                                                           ------------    ------------

        Total stockholders' deficit                                          (7,321,949)     (6,461,022)
                                                                           ------------    ------------

                    Total liabilities and stockholders' deficit            $     58,853    $    264,338
                                                                           ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended         From inception
                                                      September 30,   September 30,  September 30,   September 30, March 1, 1997 to
                                                          2010            2009           2010            2009     September 30, 2010
                                                      ------------    ------------   ------------    ------------ ------------------
Revenues                                              $       --      $       --     $       --      $       --      $       --

Operating Expenses:
           Professional and consulting fees                133,775         237,978        398,141         501,732      13,758,745
           Project costs                                     1,833           1,968          6,352         134,535         337,149
           Bad debt expense                                250,000            --          250,000            --           500,000
           Depreciation and amortization                     3,792             629          7,271           2,574          53,932
           Settlement and nullification fee expense           --              --             --              --         1,025,000
           Other expense                                    23,214          32,091         72,275         107,267       1,359,914
                                                      ------------    ------------   ------------    ------------    ------------
                                                           412,614         272,666        734,039         746,108      17,034,740

Operating loss                                            (412,614)       (272,666)      (734,039)       (746,108)    (17,034,740)

Other income (expense):
           Interest income                                    --              --             --              --           132,528
           Interest expense                                (65,109)        (67,553)      (188,843)       (197,598)     (3,050,347)
           Finance fees                                     (3,907)        (50,000)       (11,033)        (50,000)        (70,041)
           Loss on disposal of fixed assets                   (551)           --             (551)           --            (2,780)
                                                      ------------    ------------   ------------    ------------    ------------
                                                           (69,567)       (117,553)      (200,427)       (247,598)     (2,990,640)

Net Loss                                                  (482,181)       (390,219)      (934,466)       (993,706)    (20,025,380)

Preferred stock dividends                                     --              --             --              --          (130,000)

                                                      ------------    ------------   ------------    ------------    ------------
Net loss allocable to common stockholders             $   (482,181)   $   (390,219)  $   (934,466)   $   (993,706)   $(20,155,380)
                                                      ============    ============   ============    ============    ============

Net loss per common share - basic and diluted         $      (0.00)   $      (0.00)  $      (0.01)   $      (0.01)
                                                      ============    ============   ============    ============    ============
Weighted average number of common shares outstanding   154,513,947     144,913,157    101,388,238     141,093,679
                                                      ============    ============   ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          From inception
                                                          September 30,   September 30,  March 1, 1997 to
                                                              2010            2009      September 30, 2010
                                                          ------------    ------------  ------------------
Cash Flows from Operating Activities:
    Net Loss                                              $   (934,466)   $   (993,706)   $(20,025,380)

    Adjustments to reconcile net loss to
        net cash used by operating activities:
        Bad debt expense                                       250,000            --           500,000
        Depreciation and amortization                            7,271           2,574          53,932
        Loss on disposal of fixed assets                           551            --             2,780
        Issuance of common stock for services                   15,151         243,250       6,527,216
        Issuance of common stock for nullification fee            --              --           375,000
        Issuance of common stock for accrued bonus                --              --           750,000
        Interest expense from the issuance of
            common stock                                          --              --           709,088
        Accretion of debt issuance costs                          --            50,000         500,000

    Changes in assets and liabilities:
        Prepaid expenses                                         1,336           1,421            (538)
        Accounts payable and accrued expenses                  201,440         213,787       1,758,822
        Accrued expenses - related party                       231,000         234,000       2,009,000
        Accrued settlement obligation                             --              --           650,000
                                                          ------------    ------------    ------------
            Net cash used in operating activities             (227,717)       (248,674)     (6,190,080)

Cash flows from Investing Activities:
    Payments to acquire fixed assets                              --              --           (54,388)
    Proceeds from Advances - Related Party                        --              --          (500,000)
                                                          ------------    ------------    ------------
            Net cash used in investing activities                 --              --          (554,388)

Cash flows from Financing Activities:
    Proceeds from notes payable, short term debt                  --              --         2,103,239
    Proceeds from notes payable, due to related parties        223,000         177,500         811,500
    Payment on notes payable, short term debt                     --              --           (20,000)
    Payment on notes payable, due to related parties              --            (2,000)        (12,500)
    Proceeds from the sale of preferred stock                     --              --           150,000
    Proceeds from the sale of common stock                        --            60,500       3,725,000
    Proceeds from common stock payable                            --              --            90,000
    Payments for loan fees                                        --              --           (50,000)
    Payments for deferred financing costs                         --              --           (50,000)
                                                          ------------    ------------    ------------
            Net cash provided by financing activities          223,000         236,000       6,747,239

Net (decrease) increase in cash                                 (4,717)        (12,674)          2,771
Cash, beginning of year                                          7,488          15,234            --
                                                          ------------    ------------    ------------
Cash, end of year                                         $      2,771    $      2,560    $      2,771
                                                          ============    ============    ============

Cash paid for:
    Interest                                              $       --      $        132    $     93,212
    Income Taxes                                          $       --      $       --      $       --

The accompanying notes are an integral part of these condensed consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                   (UNAUDITED)

                                                                                          From inception
                                                          September 30,   September 30,  March 1, 1997 to
                                                              2010            2009      September 30, 2010
                                                          ------------    ------------  ------------------
Supplemental schedule of non-cash Investing and
     Financing Activities:
     Disposal of fixed assets                             $     40,219    $         --    $     44,666
     Common stock issued for financing costs              $        --     $         --    $    988,300
     Common stock issued for loan collateral, adjusted
         to fair value                                    $   (682,500)   $         --    $     67,500
     Deferred construction costs, adjusted
         to fair value                                    $      4,219    $      50,625   $     25,312
     Conversion of preferred shares                       $        --     $       2,000   $     14,600
     Common stock issued as acquisition deposit           $        --     $         --    $    750,000
     Common stock cancelled due to business combination
         Cancellation                                     $        --     $         --    $    375,000
     Common stock receivable(issued)                      $     75,000    $     (40,000)  $        --
     Common stock issued to satisfy common stock payable  $     30,000    $         --    $     95,000
     Common stock payable, adjusted to fair value         $    (70,500)   $         --    $    (70,500)
     Common stock issued for website development          $     40,594    $         --    $     40,594
     Common stock issued for prepaid services             $     17,795    $         --    $     17,795














The accompanying notes are an integral part of these condensed consolidated financial statements.

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

As used in these Notes to the consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. As of September 30, 2010, the Company's wholly-owned subsidiaries include Voyager Entertainment Holdings, Inc. ("VEHI"), a Nevada corporation and Voyager Viridian LLC ("Viridian"), a Nevada limited liability corporation. Voyager Entertainment Holdings, Inc. has been a dormant company and was discontinued as of June 30, 2010.

These condensed consolidated financial statements include all accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Financial Statement Presentation
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Going Concern
-------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $482,181 and $390,219 and $934,466 and $993,706 for the three and nine months ended September 30, 2010 and 2009, respectively, accumulated deficit of $20,025,380 and a working capital deficiency of $7,359,697 at September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

Note 2.  Advances - Related Party

In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western Architectural Services, LLC ("Western") and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the Chief Executive Officer of Western. The repayment of this advance is contingent upon the production of the project. We have analyzed the collectability of this note as of September 30, 2010 and concluded that, with current economic conditions, it is unknown whether production can be secured within the next twelve months. The Company has recognized an allowance of $500,000 and $250,000, as of September 30, 2010 and December 31, 2009, respectively. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability.

Note 3. Fixed Assets

Fixed assets of $40,770 that were no longer in use, and their related accumulated depreciation of $40,219 have been removed from the accounting records as of September 30, 2010. A loss on disposal of fixed assets of $551 has been recognized for the disposition of assets that have not been fully depreciated as of September 30, 2010. The disposed of assets consist of outdated computer equipment which have not been replaced as of September 30, 2010.

Note 4. Website Development Costs

Costs of $40,594 relating to the application, infrastructure, and graphics development of the Company's website have been capitalized during 2010. These costs are being amortized over a three year period upon the launch of the website on April 21, 2010. As of September 30, 2010, amortization of $6,006 has been recognized.

Note 5. Stockholders' Deficit

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

On June 7, 2010, the Company issued 2,425,000 shares of common stock, valued at $48,500, or $0.02 per share, for website development costs. $40,594 has been capitalized (see Note 4).

On July 29, 2010, the Company issued 200,000 shares of common stock, valued at $640, or $0.003 per share, for services performed.

On August 26, 2010, the Company issued 5,000,000 shares of common stock, valued at $16,000, or $0.003 per share, for services. As of September 30, 2010, approximately 10% of the contracted services have been performed. The Company has recognized a prepaid expense for the remaining $14,400 worth of shares issued.

Loan Collateral
---------------
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. To collateralize the loan, the Company issued 7,500,000 shares of its common stock valued at $750,000, or $0.10 per share. As of September 30, 2010, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital.

Common Stock Payable
--------------------
At September 30, 2010, common stock payable, net consists of:

     o 500,000 shares payable to an Officer of the Company, valued at $4,500, relating to the 2008 Western Acquisition Rescission. We have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital.
     o $20,000 payable relating to a 2008 private purchase agreement. The investor has not completed investment paperwork so that management can release the shares.

Note 6. Related Party Transactions

Synthetic Systems
-----------------
During the three and nine months ended September 30, 2010 and 2009, the Company incurred consulting fees of approximately $37,000 per month to Synthetic Systems, LLC for a total of $111,000 and $333,000 for each respective period. The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the three and nine months ending September 30, 2010 and 2009. The Company also paid on behalf of Synthetic Systems, LLC office rent expenses of $9,109 and $8,623 and $26,942 and $25,499, for the three and nine months ended September 30, 2010 and 2009, respectively. Synthetic Systems is jointly owned by our Chief Executive Officer and Secretary.

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

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of September 30, 2010, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital due to the deferred construction cost nature of these shares.

In 2006, the Company entered into a note with Diversified Lending. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the Chief Executive Officer of Western. The repayment of this advance is contingent upon the production of the project. We have analyzed the collectability of this note as of September 30, 2010 and concluded that, with current economic conditions, it is unknown whether production can be secured within the next twelve months. The Company has fully allowed for the receivable as of September 30, 2010. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability.

As of September 30, 2010, we have received advances in the amounts of $799,000 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of September 30 2010, no payments have been made to Western.

Note 7. Fair Value

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

                                           Fair Value at September 30, 2010
                                     ------------------------------------------
                                      Total     Level 1     Level 2     Level 3
                                     ------------------------------------------
     Assets:
     Deferred construction costs     $ 25,312   $ 25,312   $    --     $    --
     Loan collateral costs             67,500     67,500   $    --     $    --
     Common stock payable               4,500      4,500   $    --     $    --
                                     ------------------------------------------
                                     $ 97,312   $ 97,312   $    --     $    --
                                     ==========================================
     Liabilities:
       None                          $    --    $    --    $    --     $    --

The valuation of these assets and liabilities are expected to fluctuate in accordance with the market rate of the Company's common stock.

Note 8. Subsequent Events

On October 26, the Company issued 1,000,000 shares of common stock, valued at $10,000 or $0.01 per share, for services performed.

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

We believe the following critical accounting policy reflects our most significant estimates and assumptions used in the preparation of our consolidated financial statements:

Stock Based Compensation
Stock based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC. We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. Stock based compensation fair value is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

We do not have any of the following:

* Off-balance sheet arrangements.
* Certain trading activities that include non-exchange traded contracts accounted for at fair value.
* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS

As of September 30, 2010, we have not constructed an Observation Wheel and therefore have not generated revenues.

Three Month Comparison
----------------------
Results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 consist of the following:

Three Months Ended                  September 30, 2010 September 30, 2009   $ Change     % Change
Revenue                                   $    --          $    --          $    --          -- %
Professional and consulting fees            133,775          237,978         (104,203)      (44)%
Project costs                                 1,833            1,968             (135)       (7)%

General and administrative expenses         277,006           32,720          244,286        747%
                                          -------------------------------------------
Operating loss                            $(412,614)       $(272,666)       $(139,948)        51%

We had operating expenses of $412,614 for the quarter ended September 30, 2010 compared to operating expenses of $272,666 for the quarter ended September 30, 2009; September 30, 2010 expenses primarily consisted of professional and consulting fees of $133,775 and bad debt expense of $250,000. The 51% increase in operating expenses for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is due to a $250,000 allowance of our related party advances which was offset by a decrease in professional and consulting fees of $104,203. This decrease is a result of consultants engaged in 2009 to assist us in analyzing possible business prospects inside and outside of the Las Vegas area. No comparable engagements have been entered into for the three months ending September 30, 2010.

Nine Month Comparison
---------------------
Results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 consist of the following:

Nine Months Ended                   September 30, 2010 September 30, 2009   $ Change     % Change
Revenue                                   $    --          $    --          $    --          -- %
Professional and consulting fees            398,141          501,732         (103,591)      (21)%
Project costs                                 6,352          134,535         (128,183)      (95)%
General and administrative expenses         329,546          109,841          219,705       200 %
                                          -------------------------------------------
Operating loss                            $(734,039)       $(746,108)       $  12,069        (2)%

We had operating expenses of $734,039 for the nine months ended September 30, 2010 compared to operating expenses of $746,108 for the nine months ended September 30, 2009; September 30, 2010 expenses primarily consisted of professional and consulting fees of $398,141 and bad debt expense of $250,000. The 21% decrease in professional and consulting fees and the 95% decrease in project costs for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is due to costs incurred in 2009 for the execution of our project and for the assessment of alternative projects outside of the Las Vegas area. As of September 30, 2010, no such costs were incurred and we have not settled on any additional Observation Wheel projects. We are continuing to focus on the L.V. Project for the remainder of 2010. The 200% increase in general and administrative expenses is due to a $250,000 allowance of our related party advances.

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

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas during the next twelve months although we may entertain discussions with any interested party in other locations.

                                         September 30, 2010 September 30, 2009  $ Change    % Change

Cash                                          $    2,771        $    7,488      $  (4,717)     (63)%
Accounts payable and accrued expenses          1,839,563         1,638,121        201,442       12 %
Due to related parties                         2,808,000         2,354,000        454,000       19 %
Total current liabilities                      7,380,802         6,725,360        655,442       10 %
                                              -------------------------------------------
Cash proceeds from the sale of common stock         --              90,000        (90,000)    (100)%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, and aging of our payables.

Cash on hand decreased $4,717, or 63%, as of September 30, 2010 compared to December 31, 2009. The decrease is a result of the payment of payables during the year.

As of September 30, 2010, we had total current liabilities of $7,380,802 compared to $6,725,360 as of December 31, 2009. These items increased $655,442 as a result of the aging of our payables and related party borrowings. We anticipate that our current lack of cash will result in an increase in aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses
-------------------------------------
Our accounts payable and accrued interest increased by approximately 12%, as of September 30, 2010 compared to December 31, 2009 primarily due to cash payments towards our vendors, offset by the aging of more recent expenditures and the accrual of interest on our loans. Until the payment of our loans and their corresponding interest can be made upon our initial project financing, it is likely that our interest expense will continue to accumulate steadily throughout 2010.

For the remainder of the year ending 2010, we anticipate to incur recurring expenses of approximately $150,000 as a result of related party consulting, furniture and equipment leases, utilities, accounting fees, health insurance and rent expense.

Due to Related Parties
----------------------

                                  September 30, 2010 December 31, 2009    $ Change     % Change
Accrued Expenses - Related Party       $2,009,000       $1,778,000       $  231,000       13%
Due To - Related Party                    799,000          576,000          223,000       39%
                                       ------------------------------------------------------
Total Related Party                    $2,808,000       $2,354,000       $  454,000       19%

The total amount Due to Related Parties increased $454,000, or 19%, as of September 30, 2010 compared to December 31, 2009 as a result of unpaid consulting services and cash advances. These items increased as our lack of cash has resulted in an increase in aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $223,000, or 39%, as of September 30, 2010 compared to December 31, 2009 as a result of borrowing capital from related parties. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of September 30, 2010, we owe $799,000 in related party loans and $2,009,000 for professional fees and unpaid bonuses. No bonuses were issued for the fiscal years ending December 31, 2009 or 2008.

These related party trends are likely to continue throughout 2010 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $4,717, or 63%, as of September 30, 2010 due to the payment of some of our payables throughout the year. Additionally, we received no cash for the purchase of common stock, for the nine months ended September 30, 2010 compared to $90,000 for the year ended December 31, 2009. Until we can launch our project, it is more likely than not that the issuance of shares for cash will be minimal during the next twelve months as a result of the apprehension shareholders have towards the volatility of the stock market. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $2,771 cash on hand as of September 30, 2010 compared to $7,488 as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2010 will be approximately $150,000.

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

We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as development related companies. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of September 30, 2010, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2010 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.


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

Changes in internal control over financial reporting
----------------------------------------------------

Based on the evaluation as of September 30, 2010, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

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

On July 29, 2010, the Company issued 200,000 shares of common stock, valued at $640, or $0.003 per share, for services performed.

On August 26, 2010, the Company issued 5,000,000 shares of common stock, valued at $16,000, or $0.003 per share, for services.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no changes from the Defaults Upon Senior Securities described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 4 - [REMOVED AND RESERVED]

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



                                       VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                                       -----------------------------------------
                                                      (Registrant)

Dated: November 10, 2010

                                       By: /s/ Richard Hannigan
                                           ------------------------------------
                                           Richard Hannigan,
                                           President/Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By: /s/ Richard Hannigan, Sr.
                                           ------------------------------------
                                           Richard Hannigan, Sr.
                                           President/CEO/Director
                                           November 10, 2010


                                       By: /s/ Myong Hannigan
                                           ------------------------------------
                                           Myong Hannigan
                                           Secretary/Treasurer/Director
                                           November 10, 2010


                                       By: /s/ Tracy Jones
                                           ------------------------------------
                                           Tracy Jones
                                           COO/Director
                                           November 10, 2010