Form 10-K
period 2010-12-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2011-03-29
CIK 1028394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2010

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

           Securities registered under Section 12(b) of the Act: None
              Securities registered under Section 12(g) of the Act:
                         Common Stock, $0.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer                        [ ] Accelerated filer
[ ] Non-accelerated filer                          [X] Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

     As of June 30, 2010, the aggregate market value of shares held by non-affiliates (based on the close price of $0.0031 on that date) was approximately $375,123.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 172,127,287 shares of common stock as of March 25, 2011.

                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2010

                                TABLE OF CONTENTS

                                                                                       Page
PART I
Item 1.  Business                                                                         4
Item 1A. Risk Factors                                                                     7
Item 1B. Unresolved Staff Comments                                                       10
Item 2.  Properties                                                                      10
Item 3.  Legal Proceedings                                                               10
Item 4.  [Removed and Reserved]                                                          10

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities                                         11
Item 6.  Selected Financial Data                                                         12
Item 7.  Management's Discussion and Analysis of Financial Condition and                 12
           Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                      19
Item 8.  Financial Statements and Supplementary Data                                    F-1
Item 9.  Changes in and Disagreements With Accountants on Accounting and                 49
           Financial Disclosure
Item 9A. Controls and Procedures                                                         49
Item 9B. Other Information                                                               50

PART III
Item 10. Directors and Executive Officers and Corporate Governance                       51
Item 11. Executive Compensation                                                          53
Item 12. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                                   55
Item 13. Certain Relationships and Related Transactions, and Director Independence       57
Item 14. Principal Accountant Fees and Services                                          58

PART IV
Item 15. Exhibits and Financial Statement Schedules                                      59

SIGNATURES                                                                               61

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

                                     PART I

ITEM 1.  BUSINESS.

HISTORY

Voyager Entertainment International, Inc. (the "Company"), a North Dakota corporation formerly known as Dakota Imaging, Inc., was formed on January 31, 1991. The Company is in the entertainment development business with plans to develop the world's tallest Observation Wheel within the Las Vegas strip area. During April 2002, the Company changed its name from Dakota Imaging, Inc. to Voyager Entertainment International, Inc. and adopted a new fiscal year. The Company's wholly-owned subsidiaries include Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, Voyager Entertainment Holdings, Inc. ("VEHI"), a Nevada corporation, and Voyager Viridian, LLC ("Viridian"), a Nevada Limited Liability Corporation. Outland Development, LLC was a dormant company and was discontinued as of June 30, 2009. Voyager Entertainment Holdings, Inc. has been a dormant company and was discontinued as of June 30, 2010. Voyager Viridian LLC, was formed on August 3, 2009. All organizational costs were paid by the parent.

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

OUR BUSINESS

Our current business plan is to build an observation ferris wheel ("Observation Wheel"). The Company is currently evaluating locations in Las Vegas, Nevada where the Observation Wheel could be constructed by the Company. If the Company is unsuccessful in obtaining a site and negotiating terms acceptable to both Voyager and a prospective property owner for a Las Vegas location, the Company will be required to identify a location outside of Las Vegas. An observation wheel could be constructed by a competitor before Voyager's Observation Wheel could be built in Las Vegas, forcing our management to focus its efforts elsewhere for a significant amount of time. While there are several locations outside of Las Vegas which are currently proposed, there can be no guarantees that the Company will obtain financing or any definitive agreements for any other locations.

L.V. Voyager Project
--------------------
For the past 9 years, the Company has extensively planned and/or evaluated the available locations on the Las Vegas Strip as well as other off-strip locations in Las Vegas, Nevada for the construction of the L.V. Voyager Project - an observation ferris wheel.

The L.V. Voyager Project is intended to be designed as a visual icon and experience overlooking the "Las Vegas Strip". The L.V. Voyager Project will have a wheel that towers 600 feet high and contains 32 cabins known as "Orbitors." Each Orbitor will sit twenty-five guests and one team member known as the "Navigator," with 800 capacity per revolution. The Navigator will be a multipurpose employee whose team functions include guest attendant, security guard, and host to the guests during each voyage.

The Orbitors will offer each guest a roomy, comfortable, exhilarating view. Once inside the Orbitor, guests will feel comfortable in a futuristic-style seat with soft molded lines. There will be several themed Orbitors such as the wedding chapel Orbitor. The spacious Orbitors will be air-conditioned with an amenities bar. In summary, guests will receive an experience unlike any other observation ride in the world. Each Orbitor can be designed for reconfiguration to accommodate a multitude of groups, such as a cocktail party, conference group, wedding party, etc. The state-of-the-art Orbitor will have wireless communication access and surveillance cameras for additional on-board protection. Interior lighting and surround-sound music will be choreographed to the ascending view to intensify the experience. The glass-surrounded cabin will capture the spectacular views and the lighted interior will make the revolving Orbitor glow in the night sky.


The shape of the Orbitor is aerodynamic and minimizes eccentric loads from wind gusts. The slow rotation speed of 0.2917 meters/second (approximately 27 minutes for a complete rotation) provides ample time to be immersed in the spectacular Las Vegas skyline. The Orbitors revolve at more than 600 feet in the air and, at this elevation; a solid and spacious cabin is essential to a protective and comfortable environment. The ride experience is a new and totally different adventure. No other ride venue in the world has the same comfort, style and level of excitement.


An observation viewing platform at the 610 feet level, will offer guests a magnificent view without riding the wheel. At this level, guests can watch the wheel glide below their feet while taking in one of the most incredible skylines in the world. The most unique feature of the new L.V. Voyager Project is the "Light Wings". Located on both sides of the superstructure will be two "articulating" wings that will open and close displaying LED video entertainment or commercial messages. The Project will also contain retail and restaurant venues for all guests in the low rise.

The Company is evaluating several locations to successfully launch the project.

The L.V. Voyager Project will be owned by a project company ("NEWCO") that has yet to be formed by the Company. NEWCO will design, develop, build and operate the project upon completion. NEWCO will be responsible for managing the project pursuant to a performance-based contract between NEWCO and the Company. All covenants, restrictions and protocols will be detailed in the performance-based contract.

As the management company, NEWCO will be responsible for the design, development, construction, and operation of the L.V. Voyager Project, and will provide the following: concept development, project design, location assessment and acquisition, strategic alliances in both entertainment and gaming, business plans and budgets, financial oversight and management during both construction and operation, marketing plans, insurance procurement and risk management, senior operational management including development of policies and procedures, and overall strategic focus for the L.V. Voyager Project.

The L.V. Voyager Project is fundamentally an entertainment attraction, and it's operational and maintenance requirements are very similar to those found in the theme park industry. In addition, Las Vegas is a unique marketplace, and each visitor, when placed in the environment, is also unique. The ability to understand each visitor, and successfully attract customers to the L.V. Voyager Project will come as a result of clearly understanding the marketing strategies of the gaming industry. NEWCO will employ highly skilled individuals from the entertainment and construction industry and combine their specialized skills with those from the gaming industry.

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

Viridian is also exploring wind, solar and geothermal projects within Nevada and neighboring states. All three technologies are being considered for a project in Northern Nevada. These renewable energy technologies used, in particular geothermal, are currently under financial and project cost analysis. Viridian has commissioned a Member of Appraisal Institute ("MAI") appraisal to verify land cost of the targeted project location.

Upon completion of that appraisal and project analysis a decision will be made on whether to proceed with the project. All future Viridian "green" projects are subject to successful project financing.

Other "Observation Wheels"
--------------------------
The Company has initiated efforts to build a 600 foot Observation Wheel in the United Arab Emirates ("UAE"). The current focus is to find a suitable location. Due to the continuing dynamic changes to the economic environment in the UAE, the Company may take advantage of any favorable financing arrangements with prospective partners. As of the date of this filing, an adequate site for the Observation Wheel has not been determined. At this time there have been no funds raised for this project.

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

COMPETITION

We compete with numerous other hospitality and entertainment companies. Many of these competitors have substantially greater resources than we do. Should a larger and better financed company decide to directly compete with us, and be successful in its competitive efforts, our business could be adversely affected. While this does create a challenge for the Company it will not deter our efforts to have a successful project within Las Vegas.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the 1934 Act, which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

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

EMPLOYEES

As of December 31, 2010, we only had Officers and Directors. We are dependent upon Richard Hannigan, President, CEO and a Director of the Company; Tracy Jones, COO and Director, and Myong Hannigan, Secretary/Treasurer and a Director. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

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

Our articles of incorporation authorize the issuance of 200,000,000 shares of $0.001 par value common stock. As of March 7, 2011, we have 172,127,287 shares of our common stock issued and outstanding. We are also authorized to issue 50,000,000 shares of preferred stock and have designated 1,500,000 shares of Series A Preferred stock at par value $0.001 with no face value, convertible to common stock at 10 to 1 and 10,000,000 shares of Preferred B Stock at par value $0.001 with a face value of $0.10 convertible to common stock at 2 to 1. The future issuance of all or part of our remaining authorized common stock, preferred stock or any combination of either, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. The issuance of common stock for future services or acquisitions or other corporate actions will have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

There is a limited public market for our common stock.

Although our common stock is listed on the over-the-counter bulletin board, there is a limited volume of sales, thus providing a limited liquidity into the market for our shares. During the fiscal years ending December 31, 2010 and 2009, our common stock sold at an average high of $0.02 and $0.02 respectively.

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

Sarbanes-Oxley Act
------------------
We are required to comply with the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We are required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2010. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404(a) we will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404(a) or if we report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of potential customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, if we begin production of an observation wheel, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404(a) of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We currently lease 2,100 square feet of office space in Las Vegas, Nevada from Synthetic Systems, Inc., of which our President is the owner. We lease the office space at cost with no mark-up for approximately $3,036 per month on a month-to-month basis. We believe that the property leased from Synthetic Systems, Inc., is in reasonably good condition and is suitable for our current and anticipated needs for the near future. As Synthetic Systems, Inc. does not own the office space directly, all rental payments are made to the independent third party property owner.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  [REMOVED AND RESERVED].

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is traded in the over-the-counter bulletin board through the Financial Industry Regulatory Authority ("FINRA"), under the symbol "VEII". The following table sets forth the trading history of the Common Stock for each quarter of fiscal years ended December 31, 2010 and 2009, as reported by stockhouse.com. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                            High     Low
                                          ------- ---------
              2010
              ----
                 First Quarter             0.009    0.0023
                 Second Quarter             0.01    0.0021
                 Third Quarter              0.01     0.003
                 Fourth Quarter             0.04     0.009
              2009
              ----
                 First Quarter             0.035    0.0001
                 Second Quarter             0.03      0.01
                 Third Quarter             0.019      0.01
                 Fourth Quarter            0.016     0.005

HOLDERS OF COMMON STOCK

As of March 25, 2011, we had approximately 119 active stockholders on record (not including shares held by brokers or in street name), of the 172,127,287 shares of common stock outstanding. The closing bid stock price on March 25, 2011 was $0.02.

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2010, no options have been issued under this plan.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

Equity securities that were sold by the Company for the fiscal year ending December 31, 2010 that were not registered under the Securities Act and were not previously included in a Quarterly Report filed on Form 10-Q or in a Current Report on Form 8-K are as follows:

In December 2010, the Company sold 350,000 shares of common stock valued at $7,000 or $0.02 per share. Proceeds from the sale of shares were used for operating expenses.

On January 21, 2011, the Company received $7,000 through a private placement offering for 350,000 shares of common stock or $0.02 per share. As of March 29, 2011, these shares have not been issued. Proceeds from the sale of shares were used for operating expenses.

On March 4, 2011, the Company received $10,000 through a private placement offering for 500,000 shares of common stock or $0.02 per share. As of March 29, 2011, these shares have not been issued. Proceeds from the sale of shares were used for operating expenses.

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

o Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009. A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

o Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2010.

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

The consolidated financial statements presented include the accounts of Outland from its inception (March 1, 1997) through December 31, 2010.

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

Plan of Operations
------------------
During the next 12 months, we are continuing our efforts on the development of an Observation Wheel in Las Vegas, Nevada; however, actual production will not commence until we have sufficient capital for construction and marketing. As of the year ending December 31, 2010, the Company did not have enough cash on hand to continue operations through the next year. From time-to-time the officers of the Company loan funds to provide for operations however, there can be no guarantees that the Company's officers and directors will continue to loan funds to the Company on an ongoing basis. We will continue to seek alternative funding sources, however if we do not receive a substantial amount of funding it will be unlikely we can continue operations.

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

CRITICAL ACCOUNTING ESTIMATES

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

Our accounting policies are described in Note 1 to the consolidated financial statements. We set forth below those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and that require complex management judgment.

Advances - Related Party Allowance
----------------------------------
We report receivables at the net realizable value. Based on the facts and circumstances of the $500,000 advance issued to Western Architectural Services, LLC, and the current economic recession, it is uncertain whether the advance will be repaid in full as the repayment of the advance is contingent upon our beginning production of an observation wheel. As of December 31, 2010 and 2009, we have allowed for $500,000 and $250,000 of the advance. Should we be successful in our business plan, a reversal of this allowance may be deemed necessary.

Fair Value Accounting
---------------------
As required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification ("ASC"), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

We have equity assets and liabilities that are realizable at the fair market value of our common stock based on the closing price at the period end date.

                                          Common Shares  December 31, 2010   December 31, 2009
                                          ----------------------------------------------------
Deferred Construction Costs                   2,812,500        $    45,000         $    21,093
Loan Collateral Costs                         7,500,000            120,000             750,000
Common Stock Payable - Related Party            500,000             (8,000)            (75,000)
                                          ----------------------------------------------------
                                             10,812,500        $   157,000         $   696,093
                                          ----------------------------------------------------

The valuation of these assets and liabilities are expected to fluctuate in accordance with the market rate of our common stock.

Stock Based Compensation
------------------------
Stock based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable. Shares issued to non-employees are expensed when incurred.

As a result of limited capital resources, we regularly issue shares of common stock to non-employees for compensation. For the years ended December 31, 2010 and 2009, we issued 21,875,000 shares valued at $169,539 and 12,375,000 shares valued at $243,750, respectively for goods and services. We anticipate continuing to issue shares for non-employee compensation until adequate capital resources can be obtained. The valuation of these issuances will be dependent on the trading value of our common stock.

RESULTS OF OPERATIONS

As of December 31, 2010, we have not constructed an Observation Wheel and therefore have not generated revenues. Our officers and directors have assessed possible site locations for other Observation Wheel projects outside of Las Vegas, Nevada. As of December 31, 2010, we have not settled on any additional Observation Wheel projects and are continuing to focus on the L.V. Project in 2011.

Results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009 consist of the following:

Twelve Months Ended                  December 31, 2010   December 31, 2009        $ Change     % Change
---------------------------------------------------------------------------------------------------------
Revenue                                    $      --           $      --       $      --              0%
Professional and consulting fees ..            552,105             627,041         (74,936)         (12)%
Project costs                                  (68,109)            134,857        (202,966)        (151)%
General and administrative expenses            361,121             380,788         (19,667)          (5)%
                                           -----------------------------------------------
Operating loss                             $  (845,117)        $(1,142,686)    $   297,569          (26)%

We had operating expenses of $845,117 for the year ended December 31, 2010 versus operating expenses of $1,142,686 for the year ended December 31, 2009. During 2010, expenses primarily consisted of professional and consulting fees of $552,105 and bad debt expense of $250,000. The 12% decrease in professional and consulting fees and the 151% decrease in project costs for the year ended December 31, 2010 as compared to the year ended December 31, 2009 are due to costs incurred in 2009 for the execution of our project and for the assessment of alternative projects outside of the Las Vegas area. No such costs were incurred in 2010 and unfulfilled contracts entered into in 2009 were revised and reversed in the fourth quarter of 2010. As of December 31, 2010, we have not settled on any additional Observation Wheel projects. We are continuing to focus on the L.V. Project for the remainder of 2011.

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

Professional and Consulting Fees
--------------------------------
We incurred professional and consulting fees of $552,105 for the year ending December 31, 2010 versus $627,041 for the year ending December 31, 2009. Professional and consulting fees are primarily satisfied by the issuance of common stock as a result of insufficient cash for payment for services. In 2010 we issued shares for services of $169,539 versus $243,750 in 2009.

We have expensed professional fees to Synthetic Systems, Inc. totaling $444,000 in each of the years ended December 31, 2010 and December 31, 2009. We anticipate incurring comparable professional fees for the next twelve months ending December 31, 2011. Although the Company incurs related party consulting fees on a monthly basis, cash payments are not made to Synthetic Systems, Inc. unless there is sufficient cash on hand to meet the operating needs of the Company. As of December 31, 2010, there is an accrued unpaid balance of $2,087,000 consisting of professional fees of $1,778,000 and bonuses in lieu of salaries of $760,000 that were incurred for the fiscal years ending 2007 and 2006. There have been no bonuses issued subsequent to December 31, 2007. Synthetic Systems, Inc. is jointly controlled by our Chief Executive Officer and Secretary. See Note 8 of our financial statements.

Other professional fees recognized include fees associated to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission of approximately $66,000 in 2010 compared to $68,000 in 2009.

During 2010, we incurred consulting expenses of approximately $42,000 compared to $115,000 in 2009. During 2009, we engage consultants to assist us in analyzing possible business prospects inside and outside of the Las Vegas area and to assess the real estate needed in connection with the project. During 2010, consulting efforts were focused solely in the Las Vegas area. These engagements allow us to focus our efforts on the progress of our project. As of December 31, 2010, we have identified locations for the L.V. Project but have yet to agree upon a definitive site. In the event that a project site is secured, we anticipate incurring consulting fees relating to the construction of the project.

Blue Prints/Project Costs
-------------------------
Blue Prints/Project Costs for the year ended December 31, 2010 were decreased $202,966, or 151%, compared to the $134,857 of project costs incurred for the year ended December 31, 2009. Project costs are the expenses related to the materials used to attract investors. These expenses consisted primarily of presentation and development materials provided to prospective funding sources. In 2009, we entered into a consulting agreement worth $75,000 relating to project costs. As of December 31, 2009, the agreement was unpaid, project costs in the amount of the contract had been recognized, and the terms of the contract were unfulfilled by the vendor. In 2010, we entered into a revised consulting agreement with the vendor, which resulted in the vendor's dismissal of accounts payable of $75,000 and a corresponding decrease in project costs.

Our total project costs since inception are $262,688. We anticipate that we will incur project costs as a result of seeking business opportunities for our Observation Wheel, should we be able to continue our planning efforts.

Bad Debts
---------
At December 31, 2010, we analyzed the collectability of our advance of $500,000 to a related party. The repayment of this advance is predicated upon the production of our project. Based on current economic conditions, we have determined that an allowance of $500,000 of the advance is appropriate. It is unknown whether we will be able to secure a site and begin construction on the project in the next twelve months, facilitating repayment of the advance. In the event that we secure a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability. We have recognized bad debt expense of $250,000 for each of the years ending December 31, 2010 and 2009.

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas during the next twelve months although we may entertain discussions with any interested party in other locations.

Years Ended December 31, 2010 and December 31, 2009.

                                            December 31, 2010 December 31, 2009      $ Change    % Change
                                            ---------------------------------------------------------------
Cash                                               $      851        $    7,488    $   (6,637)        (89)%
Accounts payable and accrued expenses               1,821,251         1,638,121       183,130          11%
Due to related parties                              2,946,000         2,354,000       592,000          25%
Total current liabilities                           7,500,490         6,725,360       775,130          12%
Cash proceeds from the sale of common stock             7,000            90,000       (83,000)        (92)%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for services, issuance of stock for cash, and aging of our payables.

Cash on hand decreased $6,637, or 89%, as of December 31, 2010 compared to December 31, 2009. The decrease is a result of the payment of payables during the year.

As of December 31, 2010, we had total current liabilities of $7,500,490 compared to $6,725,360 as of December 31, 2009. The 12% increase in total current liabilities is primarily a result of expenses incurred that are due to related parties, which remain unpaid. These items increased as our lack of cash has resulted in longer aging of payables and need for additional cash infusion.

Accounts Payable
----------------
Our accounts payable decreased by $68,658, or 45%, as of December 31, 2010 compared to December 31, 2009 due a vendor's dismissal of payables of $75,000 in 2010.

For the year ending 2011, we anticipate to incur normal reoccurring expenses of approximately $600,000 as a result of related party consulting, furniture and equipment lease, office cleaning, utilities, accounting, health insurance and rent expense.

Accrued Expenses
----------------
Accrued Expenses increased $251,788, or 17%, as of December 31, 2010 compared to December 31, 2009 which consisted primarily of accrued interest. Payment of our loans and their corresponding interest will be made upon our first initial project financing. Until such time, it is likely that our interest expense will continue to accumulate at a steady rate.

Due to Related Parties
----------------------

                                 December 31, 2010 December 31, 2009       $ Change    % Change
                                 ---------------------------------------------------------------
Accrued Expenses - Related Party        $2,087,000        $1,778,000     $  309,000          17%
Due To - Related Party                     859,000           576,000        283,000          49%
                                        -------------------------------------------------------
Total Related Party                     $2,946,000        $2,354,000     $  592,000          25%

Our total related party liabilities increased $592,000, or 25%, as of December 31, 2010 compared to December 31, 2009. These items increased as our lack of cash has resulted in longer aging of payables to our related parties and need for additional cash infusion from our related parties.

We received $283,000 in related party loans during the fiscal year ended December 31, 2010 compared to $236,000 during the fiscal year ended December 31, 2009. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of December 31, 2010, we owe $859,000 in related party loans and $2,087,000 for professional fees and unpaid bonuses. No bonuses were issued for the fiscal year ending December 31, 2010 or 2009.

The Company incurs related party consulting fees on a monthly basis however cash payments are not made unless there is sufficient cash on hand to meet the operating needs of the Company. These related party trends are likely to continue throughout 2011 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $6,637, or 89%, as of December 31, 2010 due to the payment of some of our payables throughout 2010. Additionally, common stock issuances and subscriptions for cash decreased by $83,000, or 92%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. It is more likely than not that the issuance of shares for cash will continue to be minimal in the next twelve months as a result of the apprehensions shareholders have towards the volatility of the stock market. For the year ended December 31, 2010, we issued common stock for $7,000 cash. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $851 cash on hand as of December 31, 2010 compared to $7,488 as of December 31, 2009. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is unlikely that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel will begin in the next twelve months. Assuming no such occurrences, our anticipated minimum cash payments for 2011 will be approximately $600,000.

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

NOTES PAYABLE

                   December 31, 2010 December 31, 2009      $ Change    % Change
                   -------------------------------------------------------------
Related Party             $  859,000        $  576,000    $  283,000         49%
Line of Credit               605,000           605,000          --            0%
Diversified                1,250,000         1,250,000          --            0%
Settlement Payable           878,239           878,239          --            0%
                          ------------------------------------------------------
Total Debt                $3,592,239        $3,309,239    $  283,000          9%

As of December 31, 2010, we have debt of $3,592,239 compared to $3,309,239 as of December 31, 2009. The increase of $283,000 is a result of related party loans as indicated above.

Our remaining debt obligations consist of loans due as a result of notes that, upon renegotiations with our creditors, are not considered in default and are to be paid upon our initial substantial project fundings. As of December 31, 2010, the total project funding required to repay our principal payments is $2,733,239. Per the terms of the modifications of the debts, the principal balance will not vary from this balance until payments have begun. However, certain obligations will continue to accrue interest until payment is made as discussed below.

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

In February 2009, management and the note holder negotiated an amendment to the note payable, effective February 5, 2008, to extend the terms of the note. Per the amended agreement, the note is not in default and interest is to continue to be accrued on the principal balance of $1,250,000 at the original rate of 14% per annum. An original maturity date of one year from the issuance was amended so that the unpaid interest and principal balances are due sixty days pursuant to our first substantial project funding that exceeds $15,000,000. As of December 31, 2010, an aggregate balance of $1,731,250 remained unpaid.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2010 and 2009, respectively, our loan fees paid with common stock have been fully expensed. As of December 31, 2010, we have marked these shares to market using the period end closing price of our stock. Our loan collateral paid with common stock was $120,000 and $750,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010 and December 31, 2009, we accrued an additional $10,277 and $12,585 respectively, of interest relating to the year end dilution calculation. As a result, 2,136,431 additional shares are to be issued upon the publication of the financial statements.

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

Settlement Payable
------------------
Our loans and settlement payable have no stated interest rate, are due on demand and are unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $600,449 as of December 31, 2010 and $533,709 as of December 31, 2009.

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

As of December 31, 2010, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $600,449 amounting to an aggregate of $1,478,688. One half of this amount, or $739,344 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2010. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2010
                                DECEMBER 31, 2009

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

Notes to Consolidated Financial Statements                                 F-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Shareholders
Voyager Entertainment International Inc. and Subsidiaries


We have audited the accompanying balance sheets of Voyager Entertainment International, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and from inception (March 1, 1997) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voyager Entertainment International, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from inception (March 1, 1997) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
March 18, 2011

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,     December 31,
                                                                                   2010             2009
                                                                               ------------     ------------
ASSETS

CURRENT ASSETS
      Cash                                                                     $        851     $      7,488
      Prepaids                                                                       68,570            1,874
      Advances - related party, net allowance
           of $500,000 and $250,000, respectively                                      --            250,000
                                                                               ------------     ------------
           Total current assets                                                      69,421          259,362

FIXED ASSETS, net of accumulated depreciation of
           $3,642 and $42,214, respectively                                           2,779            4,976

OTHER ASSETS, website development costs, net of accumulated
           amortization of $9,416 and $0, respectively                               31,178             --
                                                                               ------------     ------------

                             Total assets                                      $    103,378     $    264,338
                                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                    $  1,821,251     $  1,638,121
      Accrued expenses - related party                                            2,087,000        1,778,000
      Note payable                                                                1,855,000        1,855,000
      Due to related parties                                                        859,000          576,000
      Loans and settlement payable                                                  878,239          878,239
                                                                               ------------     ------------
           Total current liabilities                                              7,500,490        6,725,360
                                                                               ------------     ------------

                             Total liabilities                                    7,500,490        6,725,360

COMMITMENTS & CONTINGENCIES                                                            --               --

STOCKHOLDERS' DEFICIT
      Preferred stock: $0.001 par value; authorized 50,000,000 shares
           Series A - 1,500,000 designated, none outstanding                           --               --
           Series B - 10,000,000 designated, none outstanding                          --               --
           Series C - 10,000,000 designated, none outstanding                          --               --
      Common stock: $0.001 par value; authorized 200,000,000 shares;
           issued and outstanding: 172,127,287 and 151,402,287 respectively         172,127          151,402
      Additional paid-in capital                                                 12,771,304       13,199,583
      Deferred construction costs paid with common stock                            (45,000)         (21,093)
      Loan collateral paid with common stock                                       (120,000)        (750,000)
      Common stock payable, net of receivable $0 and $75,000, respectively           28,000           50,000
      Accumulated deficit during the development stage                          (20,203,543)     (19,090,914)
                                                                               ------------     ------------

           Total stockholders' deficit                                           (7,397,112)      (6,461,022)
                                                                               ------------     ------------

                             Total liabilities and stockholders' deficit       $    103,378     $    264,338
                                                                               ============     ============

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Twelve Months Ended           From inception
                                                        December 31,      December 31,    March 1, 1997 to
                                                            2010              2009       December 31, 2010
                                                        -------------------------------  -----------------
Revenues                                                $        --       $        --       $        --

Operating Expenses:
      Professional and consulting fees                        552,105           627,041        13,912,709
      Project costs                                           (68,109)          134,857           262,688
      Bad debt expense                                        250,000           250,000           500,000
      Depreciation                                             11,063             3,270            57,724
      Settlement expense & nullification fee expense             --                --           1,025,000
      Other expense                                           100,058           127,518         1,387,697
                                                        -------------     -------------     -------------
                                                              845,117         1,142,686        17,145,818

Operating loss                                               (845,117)       (1,142,686)      (17,145,818)

Other income (expense):
      Interest income                                            --                --             132,528
      Interest expense                                       (252,131)         (259,264)       (3,113,635)
      Finance fees                                            (14,830)          (59,008)          (73,838)
      Loss on disposal of fixed assets                           (551)           (2,229)           (2,780)
                                                        -------------     -------------     -------------
                                                             (267,512)         (320,501)       (3,057,725)

Net Loss                                                   (1,112,629)       (1,463,187)      (20,203,543)

Preferred stock dividends                                        --                --            (130,000)

                                                        -------------     -------------     -------------
Net loss allocable to common stockholders               $  (1,112,629)    $  (1,463,187)    $ (20,333,543)
                                                        =============     =============     =============

Net loss per common share - basic                       $       (0.01)    $       (0.01)
                                                        =============     =============

Weighted average number of common
      shares outstanding                                  154,911,534       141,635,849
                                                        =============     =============

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               FROM INCEPTION (MARCH 1, 1997) TO DECEMBER 31, 2010


                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              Paid-in   Construction
                                          Stock Series A      Stock Series B       Common Stock        Capital       Costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Balance at inception - March 1, 2000
 (as restated for reorganization)             --   $   --         --  $    --   15,000,000  $15,000    $   20,000    $      --

Net loss for the year ended
  December 31, 2001                           --       --         --       --           --       --            --           --
                                          ------   ------     ------   ------   ----------  -------   -----------    ---------
Balance at December 31, 2001                  --   $   --         --   $   --   15,000,000  $15,000   $    20,000    $      --
                                          ======   ======     ======   ======   ==========  =======   ===========    =========
Issuance of stock for cash and
  services (pre-merger)                2,160,000    2,160         --       --           --       --        25,840           --

Conversion of preferred stock
  to common stock                      (660,000)    (660)         --       --    6,600,000    6,600       (5,940)           --

Acquisition of net assets of Dakota          --        --         --       --   11,615,000   11,615      (11,615)           --

Issuance of common stock for cash
  February 15, 2002                          --        --         --       --      800,000      800       399,200           --

Issuance of common stock for services
  April 2002                                 --        --         --       --      200,000      200       399,800           --

Issuance of common stock for
  Architectural agreement - May 2002         --        --         --       --    2,812,500    2,813    18,138,722  (18,141,535)

Issuance of common stock for cash
  June 2002                                  --        --         --       --       50,000       50       149,950            --

Issuance of common stock for
  Architectural agreement - October 2002     --        --         --       --      600,000      600       162,000     (162,600)

Issuance of common stock for
  financing costs - November 2002            --        --         --       --      650,000      650       162,500            --

Issuance of stock for services
  October 2002                               --        --         --       --      325,000      325        74,750            --

Net loss for the year ended
  December 31, 2002                          --        --         --       --           --       --            --            --
                                      ---------   -------     ------   ------   ----------  -------   -----------  -------------
Balance at December 31, 2002          1,500,000   $ 1,500         --   $   --   38,652,500  $38,653   $19,515,207  $(18,304,135)
                                      =========   =======     ======   ======   ==========  =======   ===========  =============
Issuance of common stock for
  financing costs - June 2003                --        --         --       --    2,600,000    2,600       309,400            --

Issuance of preferred stock for cash
  June 2003                                  --        --  1,000,000    1,000           --       --        99,000            --

Issuance of preferred stock for cash
  August 2003                                --        --    500,000      500           --       --        49,500            --

Issuance of common stock for cash
  September 2003                             --        --         --       --      769,222      769        99,231            --

BCF associated with preferred stock          --        --         --       --           --       --       130,000            --


                                                                                          Deficit
                                                                                        Accumulated
                                                                                        During the         Total
                                        Acquisition     Loan       Loan       Stock     Development     Stockholders'
                                          Deposit    Collateral     Fee      Payable       Stage           Deficit
                                        ----------   ----------    -----     -------   -------------    -------------


Balance at inception - March 1, 2000
 (as restated for reorganization)        $       --  $      --     $  --     $    --     $   (87,193)  $    (52,193)

Net loss for the year ended
  December 31, 2001                              --         --        --          --        (101,432)      (101,432)
                                         ----------  ---------     -----     -------     ------------  -------------
Balance at December 31, 2001             $       --  $      --     $  --     $    --     $  (188,625)  $   (153,625)
                                         ==========  =========     =====     =======     ============  =============
Issuance of stock for cash and
  services (pre-merger)                          --         --        --          --               --         28,000

Conversion of preferred stock
  to common stock                                --         --        --          --               --             --

Acquisition of net assets of Dakota              --         --        --          --               --             --

Issuance of common stock for cash
  February 15, 2002                              --         --        --          --               --        400,000

Issuance of common stock for services
  April 2002                                     --         --        --          --               --        400,000

Issuance of common stock for
  Architectural agreement - May 2002             --         --        --          --               --             --

Issuance of common stock for cash
  June 2002                                      --         --        --          --               --        150,000

Issuance of common stock for
  Architectural agreement - October 2002         --         --        --          --               --             --

Issuance of common stock for
  financing costs - November 2002                --         --        --          --               --        163,150

Issuance of stock for services
  October 2002                                   --         --        --          --               --         75,075

Net loss for the year ended
  December 31, 2002                              --         --        --          --      (1,754,327)    (1,754,327)
                                           ---------  ---------     -----     -------     ------------   -----------
Balance at December 31, 2002               $      --  $      --     $  --     $    --     $(1,942,952)   $ (691,727)
                                           =========  =========     =====     =======     ============   ===========
Issuance of common stock for
  financing costs - June 2003                    --         --        --          --               --        312,000

Issuance of preferred stock for cash
  June 2003                                      --         --        --          --               --        100,000

Issuance of preferred stock for cash
  August 2003                                    --         --        --          --               --         50,000

Issuance of common stock for cash
  September 2003                                 --         --        --          --               --        100,000

BCF associated with preferred stock              --         --        --          --               --        130,000


                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              Paid-in   Construction
                                          Stock Series A      Stock Series B       Common Stock        Capital       Costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                  --        --         --       --           --       --     (130,000)            --

Issuance of common stock for services
  September 2003                             --        --         --       --      625,000      625        99,375            --

Issuance of common stock for cash
  December 2003                              --        --         --       --    2,307,692    2,308       297,692            --

Issuance of common stock for cash
  December 2003                              --        --         --       --    1,538,461    1,538       198,462            --

Issuance of common stock for cash
  December 2003                              --        --         --       --    1,538,461    1,538       198,462            --

Issuance of common stock for cash
  December 2003                              --        --         --       --      192,308      192        24,808            --

Issuance of common stock for cash
  December 2003                              --        --         --       --      384,616      385        49,615            --

Issuance of preferred stock for
  service RP - December 2003                 --        --  2,500,000    2,500           --       --     2,347,500            --

Issuance of common stock for services
  December 2003                              --        --         --       --    1,163,000    1,163       847,827            --

Net loss for the year ended 12/31/03         --        --         --       --           --       --            --            --
                                      ---------   -------  ---------   ------   ----------  -------  ------------ -------------
 Balance at December 31, 2003         1,500,000   $ 1,500  4,000,000   $4,000   49,771,260  $49,771  $ 24,136,079 $(18,304,135)
                                      =========   =======  =========   ======   ==========  =======  ============ =============
Issuance of common stock for cash
  January 2004                               --        --         --       --      192,307      192        24,808            --

Issuance of common stock for cash
  February 2004                              --        --         --       --      384,614      385        49,615            --

Issuance of common stock for cash
  February 2004                              --        --         --       --      250,000      250        99,750            --

Issuance of common stock for cash
  February 2004                              --        --         --       --      500,000      500       199,500            --

Issuance of common stock for services
  February 2004                              --        --         --       --      425,000      425       318,325            --

Issuance of common stock for services
  February 2004                              --        --         --       --      150,000      150       119,850            --

Issuance of common stock for services
  February 2004                              --        --         --       --      150,000      150       119,850            --

Conversion of preferred stock to
  common stock March 2004             (500,000)     (500)         --       --    5,000,000    5,000       (4,500)            --

Conversion of preferred stock to
  common stock March 2004             (500,000)     (500)         --       --    5,000,000    5,000       (4,500)            --

Issuance of common stock for cash
  March 2004                                 --        --         --       --      384,614      385        49,615            --

Issuance of common stock for services
  June 2004                                  --        --         --       --      650,000      650       322,350            --

                                                                                        Deficit
                                                                                      Accumulated
                                                                                      During the         Total
                                      Acquisition     Loan       Loan       Stock     Development     Stockholders'
                                        Deposit    Collateral     Fee      Payable       Stage           Deficit
                                      ----------   ----------    -----     -------   -------------    -------------


Amortization of beneficial conversion
  feature in a manner similar to
  preferred stock dividends                    --         --        --          --               --      (130,000)

Issuance of common stock for services
  September 2003                               --         --        --          --               --        100,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --        300,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --        200,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --        200,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --         25,000

Issuance of common stock for cash
  December 2003                                --         --        --          --               --         50,000

Issuance of preferred stock for
  service RP - December 2003                   --         --        --          --               --      2,350,000

Issuance of common stock for services
  December 2003                                --         --        --          --               --        848,990

Net loss for the year ended 12/31/03           --         --        --          --      (5,943,895)    (5,943,895)
                                        --------- ----------    ------      ------     ------------   ------------
 Balance at December 31, 2003           $      -- $       --        --      $   --     $(7,886,847)   $(1,999,632)
                                        ========= ==========    ======      ======     ============   ============
Issuance of common stock for cash
  January 2004                                 --         --        --          --               --         25,000

Issuance of common stock for cash
  February 2004                                --         --        --          --               --         50,000

Issuance of common stock for cash
  February 2004                                --         --        --          --               --        100,000

Issuance of common stock for cash
  February 2004                                --         --        --          --               --        200,000

Issuance of common stock for services
  February 2004                                --         --        --          --               --        318,750

Issuance of common stock for services
  February 2004                                --         --        --          --               --        120,000

Issuance of common stock for services
  February 2004                                --         --         --         --               --        120,000

Conversion of preferred stock to
  common stock March 2004                      --         --         --         --               --             --

Conversion of preferred stock to
  common stock March 2004                      --         --         --         --               --             --

Issuance of common stock for cash
  March 2004                                   --         --         --         --               --         50,000

Issuance of common stock for services
  June 2004                                    --         --         --         --               --        323,000



                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              Paid-in   Construction
                                          Stock Series A      Stock Series B       Common Stock        Capital       Costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Issuance of common stock for cash
  September 2004                             --        --         --       --      333,333      333        49,667            --

Issuance of common stock for cash
  October 2004                               --        --         --       --    1,000,000    1,000       149,000            --

Issuance of common stock for services
  October 2004                               --        --         --       --      500,000      500        54,500            --

Net loss for the year ended
  December 31, 2004                          --        --         --       --           --       --            --            --
                                      ---------   -------  ---------   ------   ----------  -------   ----------- -------------
Balance at December 31, 2004            500,000   $   500  4,000,000   $4,000   64,691,128  $64,691   $25,683,909 $(18,304,135)
                                      =========   =======  =========   ======   ==========  =======   =========== =============
Issuance of common stock for services
  January 2005                               --        --         --       --      500,000      500        74,500            --

Issuance of common stock for cash
  February 2005                              --        --         --       --      500,000      500        99,500            --

Issuance of common stock for services
  March 2005                                 --        --         --       --      500,000      500       159,500            --

Issuance of common stock for cash
  March 2005                                 --        --         --       --      375,000      375        74,625            --

Issuance of common stock for cash
  June 2005                                  --        --         --       --      666,667      667        99,333            --

Issuance of common stock for cash
  June 2005                                  --        --         --       --    2,000,000     2,000      298,000            --

Issuance of common stock for cash
  July 2005                                  --        --         --       --      200,000      200        69,800            --

Issuance of common stock for cash
  July 2005                                  --        --         --       --      666,667      667        99,333            --

Issuance of common stock for cash
  July 2005                                  --        --         --       --      166,666      166        24,834            --

Conversion of preferred stock to common
  stock August 2005                          --        --(2,500,000)  (2,500)    5,000,000    5,000       (2,500)            --

Issuance of common stock for cash
  September 2005                             --        --          --      --      100,000      100        32,900            --

Issuance of common stock for cash
  September 2005                             --        --          --      --      500,000      500       164,500            --

Issuance of common stock for cash
  November 2005                              --        --          --      --      333,333      333        49,667            --

Issuance of common stock for cash
  November 2005                              --        --          --      --      800,000      800       119,200            --

Issuance of common stock for cash
  November 2005                              --        --          --      --      666,667      667        99,333            --

Issuance of common stock for cash
  December 2005                              --        --          --      --      166,667      167        24,833            --

                                                                                          Deficit
                                                                                        Accumulated
                                                                                        During the         Total
                                        Acquisition     Loan       Loan       Stock     Development     Stockholders'
                                          Deposit    Collateral     Fee      Payable       Stage           Deficit
                                        ----------   ----------    -----     -------   -------------    -------------


Issuance of common stock for cash
  September 2004                                 --         --         --         --               --         50,000

Issuance of common stock for cash
  October 2004                                   --         --         --         --               --        150,000

Issuance of common stock for services
  October 2004                                   --         --         --         --               --         55,000

Net loss for the year ended
  December 31, 2004                              --         --         --         --       (2,455,886)    (2,455,886)
                                          --------- ----------     ------    -------     -------------   ------------
Balance at December 31, 2004              $      -- $       --         --    $    --     $(10,342,731)   $(2,893,766)
                                          ========= ==========     ======    =======     =============   ============
Issuance of common stock for services
  January 2005                                   --         --         --         --                --         75,000

Issuance of common stock for cash
  February 2005                                  --         --         --         --                --        100,000

Issuance of common stock for services
  March 2005                                     --         --         --         --                --        160,000

Issuance of common stock for cash
  March 2005                                     --         --         --         --                --         75,000

Issuance of common stock for cash
  June 2005                                      --         --         --         --                --        100,000

Issuance of common stock for cash
  June 2005                                      --         --         --         --                --        300,000

Issuance of common stock for cash
  July 2005                                      --         --         --         --                --         70,000

Issuance of common stock for cash
  July 2005                                      --         --         --         --                --        100,000

Issuance of common stock for cash
  July 2005                                      --         --         --         --                --         25,000

Conversion of preferred stock to common
  stock August 2005                              --         --         --         --                --             --

Issuance of common stock for cash
  September 2005                                 --         --         --         --                --         33,000

Issuance of common stock for cash
  September 2005                                 --         --         --         --                --        165,000

Issuance of common stock for cash
  November 2005                                  --         --         --         --                --         50,000

Issuance of common stock for cash
  November 2005                                  --         --         --         --                --        120,000

Issuance of common stock for cash
  November 2005                                  --         --         --         --                --        100,000

Issuance of common stock for cash
  December 2005                                  --         --         --         --                --         25,000



                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              Paid-in   Construction
                                          Stock Series A      Stock Series B       Common Stock        Capital       Costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Net loss for the year ended
  December 31, 2005                          --        --          --      --           --       --            --            --
                                      ---------   -------   ---------  ------  -----------  -------  ------------  ------------
Balance at December 31, 2005            500,000   $   500   1,500,000  $1,500   77,832,795  $77,833  $ 27,171,267 $(18,304,135)
                                      =========   =======   =========  ======  ===========  =======  ============ =============
Issuance of common stock for cash
 February 2006                               --        --          --      --      166,667      167        24,833            --

Conversion of preferred series B stock
 to common stock April 2006                  --        --   (500,000)   (500)    1,000,000    1,000         (500)            --

Issuance of common stock for Services
 April 2006                                  --        --          --      --      950,000      950       141,550            --

Issuance of common stock for Acquisition
 Deposit April 2006                          --        --          --      --    3,000,000    3,000       447,000            --

Issuance of common Stock for services
 May 2006                                    --        --          --      --      100,000      100        15,900            --

Issuance of common stock for services
 June 2006                                   --        --          --      --      250,000      250        34,750            --

Conversion of Preferred Series A
 to common Stock July 2006            (500,000)     (500)          --      --    5,000,000    5,000       (4,500)            --

Issuance of common stock for loan
 August 2006                                 --        --          --      --    4,000,000    4,000       396,000            --

Issuance of common Stock for collateral
 August 2006                                 --        --          --      --    7,500,000    7,500       742,500            --

Issuance of common stock for services
 November 2006                               --        --          --      --    9,812,500    9,813       740,188            --

Issuance of common stock as deposit
 for acquisition November 2006               --        --          --      --    2,000,000    2,000       298,000            --

Issuance of common stock for additional
 debt interest December 2006                 --        --          --      --      464,278      464        27,392            --

Issuance of common stock for cash
 December 2006                               --        --          --      --      166,667      167        24,833            --

Issuance of common stock for services
 December 2006                               --        --          --      --    1,600,000    1,600        91,400            --

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2006                               --        --          --      --           --       --  (18,107,260)            --

Accretion of loan costs to interest
 expense, December 2006                      --        --          --      --           --       --            --            --

Net loss as of December 31, 2006             --        --          --      --           --       --            --            --
                                         ------   -------   ---------  ------  ----------- --------  ------------   -----------
Balance at December 31, 2006                 --        --   1,000,000  $1,000  113,842,905 $113,843  $ 12,043,353   $ (196,875)
                                         ======   =======   =========  ======  =========== ========  ============   ===========
Issuance of common stock for services
 March 2007                                  --        --          --      --    1,000,000    1,000        97,000            --

Expense of Acquisition Deposit as
  Nullification Fee March 2007           --        --        --      --         --       --            --        --    375,000

                                                                                          Deficit
                                                                                        Accumulated
                                                                                        During the         Total
                                        Acquisition     Loan       Loan       Stock     Development     Stockholders'
                                          Deposit    Collateral     Fee      Payable       Stage           Deficit
                                        ----------   ----------    -----     -------   -------------    -------------


Net loss for the year ended
  December 31, 2005                              --         --         --         --       (1,736,658)    (1,736,658)
                                          --------- ----------     ------   --------     -------------   ------------
Balance at December 31, 2005              $      -- $       --         --   $     --     $(12,079,389)   $(3,132,424)
                                          ========= ==========     ======   ========     =============   ============
Issuance of common stock for cash
 February 2006                                   --         --         --         --                --         25,000

Conversion of preferred series B stock
 to common stock April 2006                      --         --         --         --                --             --

Issuance of common stock for Services
 April 2006                                      --         --         --         --                --        142,500

Issuance of common stock for Acquisition
 Deposit April 2006                       (450,000)         --         --         --                --             --

Issuance of common Stock for services
 May 2006                                        --         --         --         --                --         16,000

Issuance of common stock for services
 June 2006                                       --         --         --         --                --         35,000

Conversion of Preferred Series A
 to common Stock July 2006                       --         --         --         --                --             --

Issuance of common stock for loan
 August 2006                                     --         --  (400,000)         --                --             --

Issuance of common Stock for collateral
 August 2006                                     --  (750,000)         --         --                --             --

Issuance of common stock for services
 November 2006                                   --         --         --         --                --        750,000

Issuance of common stock as deposit
 for acquisition November 2006            (300,000)         --         --         --                --             --

Issuance of common stock for additional
 debt interest December 2006                     --         --         --         --                --         27,857

Issuance of common stock for cash
 December 2006                                   --         --         --         --                --         25,000

Issuance of common stock for services
 December 2006                                   --         --         --         --                --         93,000

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2006                              18,107,260      --         --         --                --             --

Accretion of loan costs to interest
 expense, December 2006                          --         --    130,000         --                --        130,000

Net loss as of December 31, 2006                 --         --         --         --       (1,886,694)    (1,886,694)
                                         ---------- ---------- ----------    -------     -------------  -------------
Balance at December 31, 2006             $(750,000) $(750,000) $(270,000)    $    --     $(13,966,083)  $ (3,774,762)
                                         ========== ========== ==========    =======     =============  =============
Issuance of common stock for services
 March 2007                                      --         --        --          --                --         98,000

Expense of Acquisition Deposit as
  Nullification Fee March 2007                   --         --        --          --                --        375,000



                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              Paid-in   Construction
                                          Stock Series A      Stock Series B       Common Stock        Capital       Costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Issuance of common stock for services
 April 2007                                  --        --          --      --      500,000      500        59,500            --

Issuance of common stock for services
 May 2007                                    --        --          --      --    1,100,000    1,100       114,400            --

Issuance of common stock for interest
  April 2007                                 --        --          --      --       89,438       89         6,171            --

Issuance of common stock for Cash
 July 2007                                   --        --          --      --    2,000,000    2,000       198,000            --

Issuance of common stock for interest
 July 2007                                   --        --          --      --       39,800       40         7,124            --
Issuance of common stock for services
 August 2007                                 --        --          --      --    1,300,000    1,300       187,200            --

Issuance of common stock for cash
 August 2007                                 --        --          --      --    1,200,000    1,200      118,800             --

Issuance of common stock for interest
 August 2007                                 --        --          --      --      149,369      149       21,438             --

Issuance of common stock for cash
 October 2007                                --        --          --      --      100,000      100        9,900             --

Issuance of common stock for services
 November 2007                               --        --          --      --      500,000      500       49,500             --

Issuance of common stock for cash
 December 2007                               --        --          --      --    1,450,000    1,450       58,550             --

Issuance of common stock for services
 December 2007                               --        --          --      --      200,000      200       19,800             --

Issuance of common stock for interest
 December 2007                               --        --          --      --      105,775      106       14,703             --

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2007                               --        --          --      --           --       --     (14,063)         14,063

Accretion of loan costs to interest
 expense December 2007                       --        --          --      --           --       --           --             --

Net loss as of December 31, 2007             --        --          --      --           --       --           --             --
                                         ------   -------   ---------  ------  ----------- --------  -----------     ----------
Balance at December 31, 2007                 --   $    --   1,000,000  $1,000  123,577,287 $123,577  $12,991,376     $(182,813)
                                         ======   =======   =========  ======  =========== ========  ===========     ==========
Cancellation of shares in relation
 to Architecture Acquisition Rescission      --        --          --      --  (3,000,000)  (3,000)    (447,000)             --

Issuance of common stock for cash,
 March 2008                                  --        --          --      --    1,000,000    1,000       49,000             --

Issuance of common stock for cash,
 April 2008                                  --        --          --      --      625,000      625       24,375             --

Issuance of common stock for services,
 April 2008                                  --        --          --      --    2,375,000    2,375       95,625             --

Issuance of common stock for cash, May 2008  --        --          --      --    1,000,000    1,000       29,000             --

Issuance of common stock for cash, June 2008 --        --          --      --    1,000,000    1,000       29,000             --

                                                                                              Deficit
                                                                                            Accumulated
                                                                                            During the         Total
                                            Acquisition     Loan       Loan       Stock     Development     Stockholders'
                                              Deposit    Collateral     Fee      Payable       Stage           Deficit
                                            ----------   ----------    -----     -------   -------------    -------------


Issuance of common stock for services
 April 2007                                          --         --        --          --                --         60,000

Issuance of common stock for services
 May 2007                                            --         --        --          --                --        115,500

Issuance of common stock for interest
  April 2007                                         --         --        --          --                --          6,260

Issuance of common stock for Cash
 July 2007                                           --         --        --          --                --        200,000

Issuance of common stock for interest
 July 2007                                           --         --        --          --                --          7,164
Issuance of common stock for services
 August 2007                                         --         --        --          --                --        188,500

Issuance of common stock for cash
 August 2007                                         --         --         --         --                --        120,000

Issuance of common stock for interest
 August 2007                                         --         --        --          --                --         21,587

Issuance of common stock for cash
 October 2007                                        --         --        --          --                --         10,000

Issuance of common stock for services
 November 2007                                       --         --        --          --                --         50,000

Issuance of common stock for cash
 December 2007                                       --         --        --          --                --         60,000

Issuance of common stock for services
 December 2007                                       --         --        --          --                --         20,000

Issuance of common stock for interest
 December 2007                                       --         --        --          --                --         14,809

Fair market adjustment to stock for
Deferred Construction Costs,
 December 2007                                       --         --        --          --                --             --

Accretion of loan costs to interest
 expense December 2007                               --         --   270,000          --                --        270,000

Net loss as of December 31, 2007                     --         --        --          --        (2,473,297)    (2,473,297)
                                             ---------- ----------  --------     -------      -------------   ------------
Balance at December 31, 2007                 $(375,000) $(750,000)  $     --     $    --      $(16,439,382)   $(4,631,242)
                                             ========== ==========  ========     =======      =============   ============
Cancellation of shares in relation
 to Architecture Acquisition Rescission         375,000         --        --      75,000                 --             --

Issuance of common stock for cash,
 March 2008                                          --         --        --          --                 --         50,000

Issuance of common stock for cash,
 April 2008                                          --         --        --          --                 --         25,000

Issuance of common stock for services,
 April 2008                                          --         --        --          --                 --         98,000

Issuance of common stock for cash, May 2008          --         --        --          --                 --         30,000

Issuance of common stock for cash, June 2008         --         --        --          --                 --         30,000



                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              Paid-in   Construction
                                          Stock Series A      Stock Series B       Common Stock        Capital       Costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Issuance of common stock for interest
 expense and services, June 2008             --        --          --      --    5,200,000    5,200      254,800             --

Issuance of common stock for cash,
 August 2008                                 --        --          --      --           --       --           --             --

Issuance of common stock for services,
 October 2008                                --        --          --      --      250,000      250        9,750             --

Issuance of common stock for cash,
 December 2008                               --        --          --      --           --       --           --             --

Fair market value adjustment to stock
 for Deferred Construction Costs,
 December 2008                               --        --          --      --           --       --     (98,438)         98,438

Net loss as of December 31, 2008             --        --          --      --           --       --           --             --
                                         ------   -------   ---------  ------  ----------- --------  -----------     ----------
Balance at December 31, 2008                 --   $    --   1,000,000  $1,000  132,027,287 $132,027  $12,937,489     $ (84,375)
                                         ======   =======   =========  ======  =========== ========  ===========     ==========
Issuance of common stock for services,
 February 2009                               --        --          --      --      250,000      250        4,750             --

Issuance of common stock for services,
 March 2009                                  --        --          --      --    1,500,000    1,500       43,500             --

Issuance of common stock for cash,
 March 2009                                  --        --          --      --    2,000,000    2,000       38,000             --

Issuance of common stock for services,
 April 2009                                  --        --          --      --      375,000      375        7,125             --

Issuance of common stock for services,
 May 2009                                    --        --          --      --    3,000,000    3,000       72,000             --

Issuance of common stock for services,
 August 2009                                 --        --          --      --    7,250,000    7,250      104,000             --

Issuance of common stock for cash,
 August 2009                                 --        --          --      --    3,000,000    3,000       57,000             --

Conversion of preferred series B stock
 to common stock, September 2009             --        -- (1,000,000) (1,000)    2,000,000    2,000      (1,000)             --

Issuance of common stock for cash,
 December 2009                               --        --          --      --           --       --           --             --

Common stock returned to treasury,
 December 2009                               --        --          --      --           --       --           --             --

Fair market value adjustment to stock
 for Deferred Construction Costs,
 December 2009                               --        --          --      --           --       --     (63,282)         63,282

Net loss as of December 31, 2009             --        --          --      --           --       --           --             --
                                         ------   -------   ---------  ------  ----------- --------  -----------     ----------
Balance at December 31, 2009                 --   $    --          --  $   --  151,402,287 $151,402  $13,199,583     $ (21,093)
                                         ======   =======   =========  ======  =========== ========  ===========     ==========
Issuance of common stock against Stock
 Payable, February 2010                      --        --          --      --    1,500,000    1,500       28,500             --

Common stock returned to treasury,
 March 2010                                  --        --          --      --  (3,000,000)  (3,000)     (72,000)             --

                                                                                            Deficit
                                                                                          Accumulated
                                                                                          During the         Total
                                          Acquisition     Loan       Loan       Stock     Development     Stockholders'
                                            Deposit    Collateral     Fee      Payable       Stage           Deficit
                                          ----------   ----------    -----     -------   -------------    -------------


Issuance of common stock for interest
 expense and services, June 2008                   --         --        --          --                 --        260,000

Issuance of common stock for cash,
 August 2008                                       --         --        --      20,000                 --         20,000

Issuance of common stock for services,
 October 2008                                      --         --        --          --                 --         10,000

Issuance of common stock for cash,
 December 2008                                     --         --        --      40,000                 --         40,000

Fair market value adjustment to stock
 for Deferred Construction Costs,
 December 2008                                     --         --        --          --                 --             --

Net loss as of December 31, 2008                   --         --        --          --        (1,188,347)    (1,188,347)
                                           ---------- ----------  --------    --------      -------------   ------------
Balance at December 31, 2008               $       -- $(750,000)  $     --    $135,000      $(17,627,727)   $(5,256,586)
                                           ========== ==========  ========    ========      =============   ============
Issuance of common stock for services,
 February 2009                                     --         --        --          --                 --          5,000

Issuance of common stock for services,
 March 2009                                        --         --        --          --                 --         45,000

Issuance of common stock for cash,
 March 2009                                        --         --        --    (40,000)                 --             --

Issuance of common stock for services,
 April 2009                                        --         --        --          --                 --          7,500

Issuance of common stock for services,
 May 2009                                          --         --        --          --                 --         75,000

Issuance of common stock for services,
 August 2009                                       --         --        --          --                 --        111,250

Issuance of common stock for cash,
 August 2009                                       --         --        --          --                 --         60,000

Conversion of preferred series B stock
 to common stock, September 2009                   --         --        --          --                 --             --

Issuance of common stock for cash,
 December 2009                                     --         --        --      30,000                 --         30,000

Common stock returned to treasury,
 December 2009                                     --         --        --    (75,000)                 --       (75,000)

Fair market value adjustment to stock
 for Deferred Construction Costs,
 December 2009                                     --         --        --          --                 --             --

Net loss as of December 31, 2009                   --         --        --          --        (1,463,187)    (1,463,187)
                                           ---------- ----------  --------    --------      -------------   ------------
Balance at December 31, 2009               $       -- $(750,000)  $     --    $ 50,000      $(19,090,914)   $(6,461,022)
                                           ========== ==========  ========    ========      =============   ============
Issuance of common stock against Stock
 Payable, February 2010                            --         --        --    (30,000)                 --             --

Common stock returned to treasury,
 March 2010                                        --         --        --      75,000                 --             --


                                                                                                     Additional    Deferred
                                            Preferred           Preferred                              Paid-in   Construction
                                          Stock Series A      Stock Series B       Common Stock        Capital       Costs
                                          ---------------     ---------------   ------------------- -------------  ----------
                                          Shares   Amount     Shares   Amount   Shares       Amount
                                          ------   ------     ------   ------   ------       ------
Common stock payable for website
 development, March 2010                     --        --          --      --           --       --           --             --

Issuance of common stock for services,
 May 2010                                    --        --          --      --    2,100,000    2,100        6,300             --

Issuance of common stock for website
 development, June 2010                      --        --          --      --    2,029,700    2,030       38,564             --

Issuance of common stock for prepaid
 services, June 2010                         --        --          --      --      169,750      170        3,225             --

Issuance of common stock for services,
 June 2010                                   --        --          --      --      225,550      225        4,285             --

Issuance of common stock for services,
 July 2010                                   --        --          --      --      200,000      200          440             --

Issuance of common stock for services,
 August 2010                                 --        --          --      --      500,000      500        1,100             --

Issuance of common stock for prepaid
 services, August 2010                       --        --          --      --    4,500,000    4,500        9,900             --

Issuance of common stock for services,
 October 2010                                --        --          --      --    1,000,000    1,000        9,000             --

Issuance of common stock for services,
 December 2010                               --        --          --      --    6,150,000    6,150       29,850             --

Issuance of common stock for prepaid
 services, December 2010                     --        --          --      --    5,000,000    5,000       45,000             --

Issuance of common stock for cash,
 December 2010                               --        --          --      --      350,000      350        6,650             --

Fair market value adjustment to stock
 for Deferred Construction Costs,
 December 2010                               --        --          --      --           --       --       23,907       (23,907)

Fair market value adjustment to stock
 for Loan Collateral, December 2010          --        --          --      --           --       --    (630,000)             --

Fair market value adjustment to stock
 for Common Stock Payable, December 2010     --        --          --      --           --       --       67,000             --

Net loss as of December 31, 2010             --        --          --      --           --       --           --             --
                                         ------   -------   ---------  ------  ----------- --------  -----------     ----------
Balance at December 31, 2010                 --   $    --          --  $   --  172,127,287 $172,127  $12,771,304     $ (45,000)
                                         ======   =======   =========  ======  =========== ========  ===========     ==========

                                                                                           Deficit
                                                                                         Accumulated
                                                                                         During the         Total
                                         Acquisition     Loan       Loan       Stock     Development     Stockholders'
                                           Deposit    Collateral     Fee      Payable       Stage           Deficit
                                         ----------   ----------    -----     -------   -------------    -------------


Common stock payable for website
 development, March 2010                          --         --        --      24,250                 --          24,250

Issuance of common stock for services,
 May 2010                                         --         --        --          --                 --           8,400

Issuance of common stock for website
 development, June 2010                           --         --        --    (24,250)                 --          16,344

Issuance of common stock for prepaid
 services, June 2010                              --         --        --          --                 --           3,395

Issuance of common stock for services,
 June 2010                                        --         --        --          --                 --           4,510

Issuance of common stock for services,
 July 2010                                        --         --        --          --                 --             640

Issuance of common stock for services,
 August 2010                                      --         --        --          --                 --           1,600

Issuance of common stock for prepaid
 services, August 2010                            --         --        --          --                 --          14,400

Issuance of common stock for services,
 October 2010                                     --         --        --          --                 --          10,000

Issuance of common stock for services,
 December 2010                                    --         --        --          --                 --          36,000

Issuance of common stock for prepaid
 services, December 2010                          --         --        --          --                 --          50,000

Issuance of common stock for cash,
 December 2010                                    --         --        --          --                 --           7,000

Fair market value adjustment to stock
 for Deferred Construction Costs,
 December 2010                                    --         --        --          --                 --             --

Fair market value adjustment to stock
 for Loan Collateral, December 2010               --    630,000        --          --                 --             --

Fair market value adjustment to stock
 for Common Stock Payable, December 2010          --         --        --    (67,000)                 --             --

Net loss as of December 31, 2010                  --         --        --          --        (1,112,629)    (1,112,629)
                                          ---------- ----------  --------    --------      -------------   ------------
Balance at December 31, 2010              $       -- $(120,000)  $     --    $ 28,000      $(20,203,543)   $(7,397,112)
                                          ========== ==========  ========    ========      =============   ============

The accompanying notes form an integral part of these consolidated financial statements

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    From inception
                                                                December 31,       December 31,    March 1, 1997 to
                                                                    2010               2009        December 31, 2010
                                                                ------------       ------------    -----------------
Cash Flows from Operating Activities:
      Net Loss                                                  $ (1,112,629)      $ (1,463,187)      $(20,203,543)

      Adjustments to reconcile net loss to
           net cash used by operating activities:
           Bad debt expense                                          250,000            250,000            500,000
           Depreciation and amortization                              11,063              3,270             57,724
           Loss on disposal of fixed assets                              551              2,229              2,780
           Issuance of common stock for services                      61,150            243,750          6,573,215
           Issuance of common stock for nullification fee               --                 --              375,000
           Issuance of common stock for accrued bonus                   --                 --              750,000
           Interest expense from the issuance of
                 common stock                                           --                 --              709,088
           Accretion of debt issuance costs                             --               50,000            500,000

      Changes in assets and liabilities:
           Prepaid expenses                                            1,098                (12)              (776)
           Accounts payable and accrued expenses                     183,130            276,742          1,740,512
           Accrued expenses - related party                          309,000            308,000          2,087,000
           Accrued settlement obligation                                --                 --              650,000
                                                                ------------       ------------       ------------
                 Net cash used in operating activities              (296,637)          (329,208)        (6,259,000)

Cash flows from Investing Activities:
      Payments to acquire fixed assets                                  --               (4,538)           (54,388)
      Proceeds from Advances - Related Party                            --                 --             (500,000)
                                                                ------------       ------------       ------------
                 Net cash used in investing activities                  --               (4,538)          (554,388)

Cash flows from Financing Activities:
      Proceeds from notes payable, short term debt                      --                 --            2,103,239
      Proceeds from notes payable, due to related parties            283,000            238,000            871,500
      Payment on notes payable, short term debt                         --                 --              (20,000)
      Payment on notes payable, due to related parties                  --               (2,000)           (12,500)
      Proceeds from the sale of preferred stock                         --                 --              150,000
      Proceeds from the sale of common stock                           7,000             60,000          3,732,000
      Proceeds from common stock payable                                --               30,000             90,000
      Payments for loan fees                                            --                 --              (50,000)
      Payments for deferred financing costs                             --                 --              (50,000)
                                                                ------------       ------------       ------------
                 Net cash provided by financing activities           290,000            326,000          6,814,239

Net (decrease) increase in cash                                       (6,637)            (7,746)               851
Cash, beginning of year                                                7,488             15,234               --
                                                                ------------       ------------       ------------
Cash, end of year                                               $        851       $      7,488       $        851
                                                                ============       ============       ============

Cash paid for:
      Interest                                                  $       --         $        132       $     93,212
      Income Taxes                                              $       --         $       --         $       --

The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                            From inception
                                                             December 31,    December 31,  March 1, 1997 to
                                                                 2010            2009      December 31, 2010
                                                             ------------    ------------  -----------------
Supplemental schedule of non-cash Investing and
     Financing Activities:
     Disposal of fixed assets                                 $  40,219       $   4,447       $  44,666
     Common stock issued for financing costs                  $    --         $    --         $ 988,300
     Common stock issued for loan collateral, adjusted
          to fair value                                       $(630,000)      $    --         $ 120,000
     Deferred construction costs, adjusted
          to fair value                                       $  23,907       $  63,282       $  45,000
     Conversion of preferred shares                           $    --         $   2,000       $  14,600
     Common stock issued as acquisition deposit               $    --         $    --         $ 750,000
     Common stock cancelled due to business combination
          cancellation                                        $    --         $    --         $ 375,000
     Common stock receivable                                  $  75,000       $ (75,000)      $    --
     Common stock issued to satisfy common stock payable      $  30,000       $ (40,000)      $  95,000
     Common stock payable, adjusted to fair value             $ (67,000)      $    --         $ (67,000)
     Common stock issued for website development              $  40,594       $    --         $  40,594
     Common stock issued for prepaid services                 $  67,795       $    --         $  67,795














The accompanying notes form an integral part of these consolidated financial statements.

           VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009

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

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company's wholly-owned subsidiaries include Outland Development, LLC ("Outland"), a Nevada Limited Liability Corporation, Voyager Entertainment Holdings, Inc. ("VEHI"), a Nevada corporation, and Voyager Viridian, LLC ("Viridian"), a Nevada Limited Liability Corporation. Outland Development, LLC was discontinued as of June 30, 2009. Voyager Viridian LLC, a wholly-owned subsidiary, was formed on August 3, 2009. Voyager Entertainment Holdings, Inc. has been a dormant company and was discontinued as of June 30, 2010.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,112,629 and $1,463,187 for the years ended December 31, 2010 and 2009, and a working capital deficiency of $7,431,069 at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need to raise a substantial amount of capital in order to continue its business plan. Management intends to initiate their business plan and will continue to seek out joint venture partners, attempt to locate the appropriate location for the L.V. Project, as well as other projects, and continually seek funding opportunities. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash
----
For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2010 or December 31, 2009.

Concentrations
--------------
The Company maintains cash balances at a financial institution in Nevada. Accounts at this institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. From time to time the Company's cash balance may exceed the FDIC limits. At December 31, 2010 and December 31, 2009, the Company did not have any accounts in excess of the FDIC limits.

Due to the uniqueness of the Observation Wheel, we may encounter concentrations with certain vendors who specialize in this type of construction. As of December 31, 2010 and 2009, construction activities had not started.

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

Stock Based Compensation
------------------------
Stock based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Net Loss Per Common Share
-------------------------
Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2010 and 2009, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

Advertising
-----------
Advertising costs are charged to operations as incurred. No advertising costs for the years ended December 31, 2010 and 2009 were incurred.

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

NOTE 2.  ADVANCES - RELATED PARTY

In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western Architectural Services, LLC ("Western") and recorded an Advance - Related Party on our balance sheet. Our Chief Operating Officer is also the Chief Executive Officer of Western. The repayment of this advance is contingent upon the production of the project. We have analyzed the collectability of this note as of December 31, 2010 and concluded that, with current economic conditions, it is unknown whether production can be secured within the next twelve months. The Company has recognized an allowance of $500,000 as of December 31, 2010. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability. The Company recognized an allowance of $250,000 at December 31, 2009.

NOTE 3.  FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                 December 31,     December 31,
                                     2010             2009
                                 -----------------------------
    Computer equipment              $   6,421        $  47,190
    Accumulated depreciation           (3,642)         (42,214)
                                 -----------------------------
                                    $   2,779        $   4,976
                                 =============================

Fixed assets of $40,770 that were no longer in use, and their related accumulated depreciation of $40,219 have been removed from the accounting records during 2010. A loss on disposal of fixed assets of $551 has been recognized for the disposition of assets that have not been fully depreciated as of December 31, 2010. The disposed of assets consist of outdated computer equipment which have not been replaced as of December 31, 2010.

NOTE 4. WEBSITE DEVELOPMENT COSTS

Costs of $40,594 relating to the application, infrastructure, and graphics development of the Company's website have been capitalized during 2010. These costs are being amortized over a three year period upon the launch of the website on April 21, 2010. As of December 31, 2010, amortization of $9,416 has been recognized.

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                 December 31,     December 31,
                                     2010             2009
                                 -----------------------------
    Accounts Payable             $    82,663      $   151,320
    Accrued Interest               1,738,588        1,486,801
                                 -----------------------------
                                 $ 1,821,251      $ 1,638,121
                                 =============================

In 2009, the Company entered into a consulting agreement worth $75,000 relating to project costs. As of December 31, 2009, the agreement was unpaid, project costs in the amount of the contract had been recognized, and the terms of the contract were unfulfilled by the vendor. In 2010, upon entering into a revised consulting agreement with the Company, the vendor dismissed accounts payable of $75,000. In the fourth quarter of 2010, the payable was reversed and the corresponding project costs were decreased.

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

As of December 31, 2010 and 2009, the total obligation including loans of $605,000, and accrued interest of $605,000, amounted to $1,210,000. The debt holder has agreed to be repaid from those funds received by the Company at its next project funding. If the Company does not receive significant project funding it will not be able to repay the debt. As collateral for the Loan and Security Agreement the debt holder filed a UCC-1 against the assets and intellectual property of the Company giving the debt holder the right to institute foreclosure proceedings against the Company. Foreclosure proceedings could be instituted at any time if the debt holder believes that he will not be repaid. As of the date of these financial statements the debt holder has not indicated any intentions to institute foreclosure proceedings.

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

In February 2009, management and the note holder negotiated an amendment to the note payable, effective February 5, 2008, to extend the terms of the note. Per the amended agreement, the note is not in default and interest is to continue to be accrued on the principal balance of $1,250,000 at the original rate of 14% per annum. An original maturity date of one year from the issuance was amended so that the unpaid interest and principal balances are due sixty days after our first substantial project funding exceeding $15,000,000. As of December 31, 2010, an aggregate balance of $1,731,250 remained unpaid.

This loan, in addition to our other debt obligations, is to be repaid upon our initial project funding.

As consideration for the loan, the Company was required to pay $50,000 and issue 4,000,000 shares of its common stock, both of which have been completed. Also, to collateralize the loan, the Company was required to issue 7,500,000 shares of its common stock. The promissory note also holds an anti-dilution clause where the Company is required to issue additional shares of its common stock to the debt holder so their 4% ownership is not diluted. As of December 31, 2010 and 2009, respectively, our loan fees paid with common stock have been fully expensed. As of December 31, 2010, we have marked these shares to market using the period end closing price of our stock. Our loan collateral paid with common stock was $120,000 and $750,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010 and December 31, 2009, we accrued an additional $10,277 and $12,585 respectively, of interest relating to the year end dilution calculation. As a result, 2,136,431 additional shares are to be issued upon the publication of the financial statements.

As the loan collateral, loan fees and anti-dilution components of the agreement (as described above) are dominated in Company's common stock, the Company maintains the full risk of loss and we have recorded the full debt component on our balance sheet.

From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet, see Note 2.

NOTE 7.  LOAN AND SETTLEMENT PAYABLE

Our loans and settlement payable have no stated interest rate, are due on demand and are unsecured. Interest has been accrued at an estimated market interest rate of 8%, is included in accrued expenses, and totaled $600,449 as of December 31, 2010 and $533,709 as of December 31, 2009.

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

As of December 31, 2010, the total obligation included loans of $228,239 in principal and the settlement obligation of $650,000, plus total accrued interest of $600,449 amounting to an aggregate of $1,478,688. One half of this amount, or $705,974 is due and payable at the closing of the first round of project funding and the remaining balance is due and payable at the closing of any subsequent project funding, neither of which have occurred as of December 31, 2010. Since the loan payable does not have a maturity date, the entire balance has been presented as a current liability. The debt holder is a shareholder in our Company and owns approximately 7.4 million shares of our common stock.

This settlement, in addition to our other debt obligations, is to be repaid upon our initial project fundings.

NOTE 8.  RELATED PARTY TRANSACTIONS AND ACQUISITION

                                December 31, 2010  December 31, 2009        $ Change    % Change
Accrued Expenses - Related Party
  Bonuses                              $  760,000         $  760,000      $     --            -%
  Consulting Fees                       1,327,000          1,018,000         309,000          30%
                                -----------------------------------------------------
                                        2,087,000          1,778,000         309,000          17%
Due to Related Party
  Western Loans                           859,000            576,000         283,000          49%
                                -----------------------------------------------------
                                          859,000            576,000         283,000          49%
                                -----------------------------------------------------
Total Related Party Liability          $2,946,000         $2,354,000      $  592,000          25%
                                ====================================================

As of December 31, 2010, the Company had accrued expenses due to related parties of $2,087,000 and loans due to related parties of $859,000. We have a total liability to related parties of $2,946,000 as of December 31, 2010 compared to $2,354,000 as of December 31, 2009. The increase of $592,000, or 25%, is primarily due to the lack of funds to pay our related parties and our other creditors. As a result of the lack of funds, our related parties have provided loans to the Company throughout the operating year.

Synthetic Systems, Inc.
-----------------------
During each of the years ended December 31, 2007 and 2006, the Company awarded a bonus of $380,000 payable to Synthetic Systems, Inc., an entity jointly owned by its Chief Executive Officer and Secretary. No bonuses have been issued in subsequent years. As of December 31, 2010, these bonuses remain unpaid.

During the years ended December 31, 2010 and 2009, the Company incurred consulting fees of approximately $37,000 per month to Synthetic Systems, Inc., for a total of $444,000 in each years then ending. Although the Company incurs related party consulting fees on a monthly basis, cash payments are not made to Synthetic Systems, Inc. unless there is sufficient cash on hand to meet the operating needs of the Company.

The Company paid furniture and equipment lease of $13,800, or $1,150 per month, as of December 31, 2010 and 2009 to Synthetic Systems, Inc. The Company also paid on behalf of Synthetic Systems Inc., office rent expenses of $36,052 and $34,122 for the fiscal years ending December 31, 2010 and 2009, respectively.

At December 31, 2010, accrued expenses - related party consists of the $760,000 unpaid bonus balance plus $1,327,000 in unpaid consulting fees to Synthetic Systems discussed above.

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

Western plans to sell the amount of common stock at the time, before, and during the contract to purchase supplies and pay subcontractors. At the time the contract was issued the shares of the Company were trading at $6.50 per share. The current stock price of the Company has a trading range of $0.001 to $0.035. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue new shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer, Tracy Jones, is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of December 31, 2010, we have marked these shares to market in accordance with authoritative guidance, using the year end closing price of our stock. The change in valuation adjusts additional-paid in capital due to the deferred construction cost nature of these shares. As of December 31, 2010 and 2009, the value of the deferred construction costs was $45,000and $21,093, respectively.

In 2006, the Company entered into a note with Diversified Lending, see Note 6. From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance - Related Party on our balance sheet with an allowance of $500,000 and $250,000 as of December 31, 2010 and 2009, respectively. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability.

During 2007, we borrowed $125,000 from Western. The amounts are unsecured, carry no interest and are due upon demand.

During 2008, we borrowed $215,000 from Western. The amounts are unsecured, carry no interest and are due upon demand.

As an incentive for the borrowed funds, the Company issued the COO 3,000,000 shares of common stock valued at $0.05 per share on June 13, 2008. The issuance of common stock resulted in a $150,000 increase in interest expense.

During 2009, we borrowed $236,000 from Western. The amounts are unsecured, carry no interest and are due upon demand. During 2010, we borrowed $283,000 from Western. The amounts are unsecured, carry no interest and are due upon demand.

As of December 31, 2010, an aggregate of $859,000 payable to Western remained.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock were to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per share for a total value of $375,000. On February 7, 2008, the share certificate for 3,000,000 shares was returned to the Company under the March 30, 2007 agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western. As of December 31, 2010, we have marked these shares to market using the period end closing price of our stock. As of December 31, 2010 and 2009, the value of the common stock payable was $8,000 and $75,000, respectively.

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

Convertible Preferred Stock - Series C
--------------------------------------
Effective March 21, 2011, the Company amended it Articles of Incorporation to designated 10,000,000 shares of Series C convertible preferred stock. The Series C convertible preferred stock carries the following rights and preferences:

     o    2 to 1 voting rights per share
     o    Each share has 2 for 1 conversion rights to shares of common stock
     o    No redemption rights
     o Preferential liquidation rights to Series B preferred stock and common stock
     o    Anti-dilution clauses in the event of a reverse split

No preferred shares were issued as of December 31, 2010.

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

In December 2003, an investor entered into an agreement to purchase 1,346,154 additional shares of common stock for cash proceeds of $175,000. These shares were purchase and issued as follows: In January 2004, $25,000 was received from the sale of 192,307 shares of common stock pursuant to a purchase agreement from December 2003, In February 2004, $50,000 was received from the sale of 384,614 shares of common stock pursuant to a purchase agreement from December 2003, In March 2004, $100,000 was received from the sale of 769,228 shares of common stock pursuant to a purchase agreement from December 2003.

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

In May 2009, the Company issued 3,000,000 shares of common stock for professional services rendered for total compensation of $75,000 or $0.03 per share. As of December 31, 2009, the vendor has chosen to accept cash at a later date when financing has been secured. The shares were returned to treasury on March 2, 2010. In December 2010, the payable was dismissed by the vendor.

In August 2009, the Company issued 7,250,000 shares of common stock for professional services rendered for total compensation of $111,250 or $0.02 per share.

In August 2009, the Company issued 3,000,000 shares of common stock for $60,000 cash or $0.02 per share.

In February, 2010, the Company issued 1,500,000 shares of common stock that were purchased for $30,000 on December 17, 2009.

In May 2010, the Company issued 2,100,000 shares of common stock, valued at $8,400, or $0.004 per share, for services performed.

In June 2010, the Company issued 2,425,000 shares of common stock, valued at $48,500, or $0.02 per share, for website development costs. $40,594 has been capitalized (see Note 4). As of December 31, 2010, $2,609 of this issuance has been recognized as a prepaid expense for ongoing maintenance costs over the life of the website.

In July 2010, the Company issued 200,000 shares of common stock, valued at $640, or $0.003 per share, for services performed.

In August 2010, the Company issued 5,000,000 shares of common stock, valued at $16,000, or $0.003 per share, for services. As of December 31, 2010, approximately 10% of the contracted services have been performed. The Company has recognized a prepaid expense for the remaining $14,400 worth of shares issued.

In October 2010, the Company issued 1,000,000 shares of common stock, valued at $10,000 or $0.01 per share, for services performed.

In December 2010, the Company issued 6,150,000 shares of common stock, valued at $36,000 or $0.005 per share for services performed.

In December 2010, the Company issued 5,000,000 shares of common stock, valued at $50,000 or $0.01 per share for services to be performed. As of December 31, 2010, the Company has recognized a prepaid expense of $50,000 for this issuance.

In December 2010, the Company issued 350,000 shares of common stock as a result of shares purchased through a private placement offering for $7,000 or $0.02.

Common stock payable, net consists of:

     o 500,000 shares payable to an Officer of the Company, valued at $8,000, relating to the 2008 Western Acquisition Rescission. We have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid-in capital.
     o $20,000 payable relating to 2008 investor who has not completed investment paperwork so that management can release the shares.

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

In the event of a change of control (as defined in the Stock Option Plan), the date on which all options outstanding under the Stock Option Plan may first be exercised will be accelerated. Generally, all options terminate 90 days after a change of control. As of December 31, 2010, no options have been issued under this plan.

NOTE 11.  INCOME TAXES

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

The components of the Company's deferred tax asset as of December 31, 2010 and 2009 are as follows:

                                             2010              2009
                                          -----------       -----------
    Net operating loss carry forward      $ 6,745,900       $ 6,356,500
    Valuation allowance                    (6,745,900)       (6,356,500)
                                          -----------       -----------
    Net deferred tax asset                $      --         $      --
                                          ===========       ===========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                      2010           2009       Since Inception
                                   -----------    -----------   ---------------
Tax at statutory rate (35%)        $   389,400    $   512,100     $ 6,745,900
Increase in valuation allowance       (389,400)      (512,100)     (6,745,900)
                                   -----------    -----------     -----------
Net deferred tax asset             $      --      $      --       $      --
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

The Company files income tax returns in the United States federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2006. The Company will file its U.S. federal return for the year ended December 31, 2010 upon the issuance of this filing. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

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

                                                  Fair Value at December 31, 2010
                                            --------------------------------------------
                                              Total        Level 1    Level 2    Level 3
                                            --------------------------------------------
Assets:
 Deferred Construction Costs                $ 45,000      $ 45,000      $--       $--
 Loan Collateral                             120,000       120,000
                                            --------      --------      ----      ----
                                            $165,000      $165,000      $--       $--
                                            ========      ========      ====      ====
Liabilities:
  Common Stock Payable - Related Party      $  8,000      $  8,000      $--       $--

                                                  Fair Value at December 31, 2009
                                            --------------------------------------------
                                              Total        Level 1    Level 2    Level 3
                                            --------------------------------------------
Assets:
 Deferred Construction Costs                $ 21,093      $ 21,093      $--       $--
 Loan Collateral                             750,000       750,000
                                            --------      --------      ----      ----
                                            $771,093      $771,093      $--       $--
                                            ========      ========      ====      ====
Liabilities:
  Common Stock Payable - Related Party      $ 75,000      $ 75,000      $--       $--


The valuation of these assets and liabilities are expected to fluctuate in accordance with the market rate of the Company's common stock.

NOTE 13.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through March 29, 2011 (the issue date of the Financial Statements).

On January 11, 2011, the Company borrowed $10,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

On January 21, 2011, the Company received $7,000 through a private placement offering for 350,000 shares of common stock or $0.02 per share. As of March 29, 2011, these shares have not been issued.

On February 10, 2011, the Company borrowed $10,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

On March 4, 2011, the Company received $10,000 through a private placement offering for 500,000 shares of common stock or $0.02 per share. As of March 29, 2011, these shares have not been issued.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ASSESSMENT

The management of Voyager Entertainment International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's Chief Executive and Principal Financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting is ineffective due to the verbal changes in contractual obligations not being properly communicated throughout the Company.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ended December 31, 2010, there were no changes to our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13(a)-15 or Rule 15(d)-15(f) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

            Name          Age          Positions and Offices Held
    -------------------   ---     ------------------------------------
    Richard Hannigan       62     President, CEO and Director
    Tracy Jones            59     Chief Operating Officer and Director
    Myong Hannigan         64     Secretary, Treasurer and Director

SIGNIFICANT EMPLOYEES

None.

FAMILY RELATIONSHIPS

Myong Hannigan is the wife of Richard Hannigan, President, Chief Executive Officer and Director of the Company.

BUSINESS EXPERIENCE AND DIRECTORSHIPS

President, CEO
--------------
Richard L. Hannigan, Sr., has been the Company's President and a director since February 8, 2002 and Chief Executive Officer since April 2003. Mr. Hannigan also serves as a managing member of Voyager Viridian ("Viridian"), our wholly-owned subsidiary. Mr. Hannigan has been President of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom designs for interior and exterior casino construction. Under Mr. Hannigan's control, Synthetic Systems, Inc. has been involved in several casino projects in Las Vegas, including the Luxor Hotel Casino, its interior themed areas and exterior main entry Sphinx. Prior to forming Synthetic Systems, Inc., Mr. Hannigan owned and operated two consulting and construction companies from 1983-1991. These companies, Architectural Services, Inc. and Architectural Systems, Inc., respectively, have been responsible for construction projects located in Las Vegas, Palm Springs, Los Angeles and Salt Lake City. Mr. Hannigan has also consulted for exterior glazing and exotic fenestrations on commercial as well as casino companies in Las Vegas.

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

Secretary, Treasurer
--------------------
Myong Hannigan has served as Secretary of the Company, and a Board member, since April 4, 2004. Ms. Hannigan also serves as a managing member of Viridian. Ms. Hannigan attended college at Seoul University in Seoul, South Korea for general studies and business management. Ms. Hannigan has been a managing partner of a design and construction company, Synthetic Systems, Inc., since 1991. This Company specializes in custom design for interior and exterior casino construction. Prior to Synthetic Systems, Inc., Ms. Hannigan was a managing partner for Architectural Services, Inc. and Architectural Systems, Inc., from

1983-1991.This company specialized in design and installation of custom glass and glazing systems. Prior to Architectural Services, Inc. and Architectural Systems, Ms. Hannigan owned and managed Antiqua Stain Glass Company in Honolulu, Hawaii from 1979-1981, which was relocated from Bloomington, Illinois (1976-1979). This company specialized in design, manufacturing, installation and retail/wholesale products.

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

As of March 25, 2011, a Form 5 is pending for the change in ownership due to the return and the issuance of 3,000,000 shares of our common stock during the fiscal year ending December 31, 2008 for our Chief Operating Officer, Tracy Jones.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, directors, and potential employees.

CORPORATE GOVERNANCE

As of December 31, 2010, there have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation for the fiscal period(s) for the past three years for our Executive Officers who served in those positions, and the remaining two executive officers of the Company who were serving as executive officers as of December 31, 2010.

SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                   ---------------------------------------------
                                      Annual Compensation                 Awards               Payouts
                              ----------------------------------------------------------------------------------
     Name                                               Other      Restricted  Securities
     and                                                Annual       Stock     Underlying   LTIP     All Other
  Principal                                          Compensation   Award(s)    Options/   Payouts  Compensation
   Position             Year  Salary ($)  Bonus ($)       ($)         ($)        SARs (#)    ($)        ($)
----------------------  ----  ----------  ---------  ------------  ----------  ----------  -------  ------------
Richard Hannigan
President/CEO/Director  2010       -          -          222,000       -            -         -          -

Tracy Jones
COO/Director            2010       -          -                -       -            -         -          -

Myong Hannigan
Secretary               2010       -          -          222,000       -            -         -          -

Richard Hannigan
President/CEO/Director  2009       -          -          222,000       -            -         -          -

Tracy Jones
COO/Director            2009       -          -                -       -            -         -          -

Myong Hannigan
Secretary               2009       -          -          222,000       -            -         -          -

                                                                               Long Term Compensation
                                                                   ---------------------------------------------
                                      Annual Compensation                 Awards               Payouts
                              ----------------------------------------------------------------------------------
     Name                                               Other      Restricted  Securities
     and                                                Annual       Stock     Underlying   LTIP     All Other
  Principal                                          Compensation   Award(s)    Options/   Payouts  Compensation
   Position             Year  Salary ($)  Bonus ($)       ($)         ($)        SARs (#)    ($)        ($)
----------------------  ----  ----------  ---------  ------------  ----------  ----------  -------  ------------
Richard Hannigan
President/CEO/Director  2008       -          -          210,000       -            -         -          -

Tracy Jones
COO/Director            2008       -          -                -       -            -         -          -

Myong Hannigan
Secretary               2008       -          -          210,000       -            -         -          -

(1) 2006-2007 Bonus: The Company awarded a cash bonus of $380,000 payable to Synthetic Systems, Inc. for each respective year. Synthetic Systems, Inc. is jointly owned equally by Richard L. Hannigan Sr., our President/CEO, and Myong Hannigan, our Secretary. No bonuses were issued for 2010, 2009 or 2008. As of December 31, 2010, the total bonus of $760,000 remains unpaid by the Company. The bonus will be issued to Synthetic Systems at the appropriate time when the Company deems it practicable. However, the Company has the option of retiring the accrued bonuses by issuing shares of our common stock.

(2) 2008-2010: Other Annual Compensation includes (i) $444,000 for the years ended December 31, 2010 and 2009 and $420,000 for each of the year ended December 31, 2008 in professional consulting fees paid by the Company to Synthetic Systems, Inc., an entity owned by Richard and Myong Hannigan. As of December 31, 2010, $1,327,000 of the cumulative salaries remains unpaid by the Company.

(3) Myong Hannigan is the wife of Richard Hannigan, Sr.

COMPENSATION PURSUANT TO PLANS

None.

PENSION BENEFITS

None.

OTHER COMPENSATION

None.

COMPENSATION OF DIRECTORS

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                 RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

                                                                     Number of securities
Plan Category         Number of securities                           remaining available for
                      to be issued upon       Weighted-average       future issuance under
                      exercise of             exercise price of      equity compensation
                      outstanding options,    outstanding options,   plans (excluding securities
                      warrants  and rights    warrants and rights    reflected in column (a))
                              (a)                    (b)                       (c)
Equity compensation
plans approved by
security holders               -                      -                      5,000,000

Equity compensation
plans not approved by
security holders               -                      -                         -

Total                          -                      -                      5,000,000

(1) On April 2, 2002, the Company's stockholders approved the 2002 Stock Option Plan, authorizing the issuance of up to 5,000,000 shares of common stock under the Plan.

There were no stock options issued to any employee or consultants for the year ending December 31, 2010 and there have not been any options issued since inception. The Board of Directors determines on an individual basis as to whether the Company should issue stock for services. There are no current plans to issue additional stock for services. However, as the Company conducts business there may be situations from time to time where the Company may elect to issue stock for services.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 25, 2011 with respect to the beneficial ownership of the Company's common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock by (i) each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, (ii) each director and executive officer of the Company and (iii) all executive officers and directors of the Company as a group.

    (1)                                  (2)                                            (3)                       (4)
Title of Class            Name and Address of Beneficial Owner                   Amount and Nature          Percent of Class
                                                                                of Beneficial Owner
----------------------------------------------------------------------------------------------------------------------------
Common Stock                  Cede & Co. (7)
                              PO Box 20
                              Bowling Green Station
                              New York, NY  10004                                     47,601,672                     28%




                              Diversified Lending Group, Inc. (7)
                              15260 Ventura Blvd, Ste 1240
                              Sherman Oaks, CA  91403                                 12,348,660                      7%

                              Richard Hannigan (5)
                              President, CEO
                              4483 West Reno Avenue
                              Las Vegas, NV  89118                                    24,412,500                     14%

                              Myong Hannigan (5)
                              Secretary
                              4483 West Reno Avenue
                              Las Vegas, NV  89118                                    24,197,500                     14%

                              Tracy Jones (6)
                              COO/Director
                              4483 West Reno Avenue
                              Las Vegas, NV  89118                                     9,217,500                      6%

                              All Directors & Officers as a Group (7)                 33,630,000                     20%

Series A Preferred stock      Richard Hannigan
                              President, CEO                                                   -                      -

                              Myong Hannigan
                              Secretary                                                        -                      -

                              Tracy Jones
                              COO/Director                                                     -                      -

                              All Directors & Officers as a Group (7)                          -                      -

    (1)                                  (2)                                            (3)                       (4)
Title of Class            Name and Address of Beneficial Owner                   Amount and Nature          Percent of Class
                                                                                of Beneficial Owner
----------------------------------------------------------------------------------------------------------------------------
Series B Preferred Stock      Richard Hannigan
                              President, CEO                                                   -                      -

                              Myong Hannigan
                              Secretary                                                        -                      -

                              Tracy Jones
                              COO/Director                                                     -                      -

                              All Directors & Officers as a Group (7)                          -                      -

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

(2) Calculations are based on 172,127,287 shares of common stock outstanding as of March 7, 2011.

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

During 2007 and 2006, bonuses were awarded to Synthetic in the amount of $380,000. In November 2006, the Company issued shares of our common stock in order to retire the accrued salary and bonuses from prior years. At December 31, 2010, bonuses for 2007 and 2006 remained unpaid. No bonuses were awarded during 2010 or 2009.

We currently lease 2,100 square feet of office space on a month-to-month basis from Synthetic for approximately $3,036 per month and paid as of December 31, 2010 an aggregate of $36,052.

In addition, the Company leases office furniture and equipment from Synthetic at a monthly rental rate of $1,150. During 2010 and 2009, the Company paid an aggregate of $13,800 to Synthetic for the lease of this office furniture and equipment.

As of December 31, 2010, our accounts payable due to related parties was $2,087,000 as compared to $1,778,000 at December 31, 2009. For the year ending December 31, 2010, the Company had paid a total of $148,800 to Synthetic Systems for professional and consulting fees and the lease of furniture and equipment. Although the Company incurs related party consulting fees on a monthly basis, cash payments are not made to Synthetic Systems, Inc. unless there is sufficient cash on hand to meet the operating needs of the Company. The unpaid balance consists of unpaid bonuses in 2007 and 2006 of $760,000 and unpaid consulting and professional fees of $1,327,000. See Note 8 to our financial statements.

Western Architectural Services, LLC
-----------------------------------
During 2007, we borrowed $125,000 from Western. The amounts are unsecured, carry no interest and are due upon demand.

During 2008, we borrowed $215,000 from Western. The amounts are unsecured, carry no interest and are due upon demand.

As an incentive for the borrowed funds, the Company issued the COO 3,000,000 shares of common stock valued at $0.05 per share on June 13, 2008. The issuance of common stock resulted in a $150,000 increase in interest expense.

During 2009, we borrowed $236,000 from Western. The amounts are unsecured, carry no interest and are due upon demand.

During 2010, we borrowed $283,000 from Western. The amounts are unsecured, carry no interest and are due upon demand. As of December 31, 2010, an aggregate of $859,000 payable to Western remained.

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

As of December 31, 2010, there were no loans payable to Officers and Directors of the Company.

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

As a result, the acquisition was nullified effective March 30, 2007. As a result of the nullification of the acquisition transaction, 2,500,000 shares of common stock were to be returned to the Company for cancellation and returned to the treasury. The remaining 2,500,000 shares were accounted for as a fee for the nullification in our statement of operations as of December 31, 2007. The shares were valued at fair value of $0.15 per share for a total value of $375,000. As March 31, 2008, 3,000,000 shares were returned to the Company under the March 30, 2007 agreement. We have accounted for the 500,000 excess shares as a common stock payable due to Western. As of December 31, 2010, we have marked these shares to market using the period end closing price of our stock. As of December 31, 2010 and 2009, the value of the common stock payable was $8,000 and $75,000, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------
The aggregate fees billed for the fiscal years ending December 31, 2010 and 2009 were $24,500 and $23,500 respectively, for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees
------------------
For the fiscal years ending December 31, 2010 and 2009, we did not incur any additional audit-related fees, as defined by the Securities and Exchange Commission, for assurance and related services by our principal accountant that were not included in our usual audit fees.

Tax Fees
--------
For the fiscal years ending December 31, 2010 and 2009, we did not incur any tax fees for professional services rendered by our principal accountant for tax compliance, tax advice, or tax planning.

All Other Fees
--------------
No other fees, as defined by the Securities and Exchange Commission, were paid for the fiscal years ended December 31, 2010 and 2009 for products or services provided by our principal accountant that were not included in our usual audit fees.

The Company currently does not have an audit committee.

For the fiscal years ending December 31, 2010 and 2009, no hours were expended on our principal accountant's engagement to audit our financial statements that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

                            By: /s/ Richard Hannigan
                                --------------------
                                Richard Hannigan,
                               President/Director
                              Dated: March 29, 2011


Pursuant to the requirements of the Securities Exchange Act on 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          By: /s/ Richard Hannigan, Sr.
                              -------------------------
                              Richard Hannigan, Sr.
                             President/CEO/Director
                                 March 29, 2011

                             By: /s/ Myong Hannigan
                                 ------------------
                                 Myong Hannigan
                          Secretary/Treasurer/Director
                                 March 29, 2011

                               By: /s/Tracy Jones
                                   --------------
                                   Tracy Jones
                                  COO/Director
                                 March 29, 2011