Form 10-Q
period 2011-03-31
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2011-05-10
CIK 1028394

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER 000-33151

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	54-2110681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4483 West Reno Avenue, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 221-8070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of May 10, 2011, there were 177,127,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2011

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	MAR 31, 2011	DEC 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$598	$851
Prepaids	62,395	68,570

Total current assets	62,993	69,421

FIXED ASSETS, net of accumulated depreciation of $4,015 and $3,642, respectively	2,406	2,779

OTHER ASSETS, website development costs, net of accumulated amortization of $12,753 and $9,416, respectively	27,841	31,178

Total assets	$93,240	$103,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,900,037	$1,821,251
Accrued expenses - related party	2,174,000	2,087,000
Note payable	1,855,000	1,855,000
Due to related parties	911,500	859,000
Loans and settlement payable	878,239	878,239
Total current liabilities	7,718,776	7,500,490

Total liabilities	7,718,776	7,500,490

COMMITMENTS & CONTINGENCIES	--	--

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares
Series A - 1,500,000 designated, none outstanding	--	--
Series B - 10,000,000 designated, none outstanding	--	--
Series C - 20,000,000 designated, none outstanding	--	--
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding: 172,127,287 and 172,127,287 respectively	172,127	172,127
Additional paid-in capital	12,810,554	12,771,304
Deferred construction costs paid with common stock	(56,250)	(45,000)
Loan collateral paid with common stock	(150,000)	(120,000)
Common stock payable	47,000	28,000
Accumulated deficit during the development stage	(20,448,967)	(20,203,543)

Total stockholders' deficit	(7,625,536)	(7,397,112)

Total liabilities and stockholders' deficit	$93,240	$103,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION MAR 01, 1997 TO MAR 31, 2011
Revenues	$--	$--	$--

Operating Expenses:
Professional and consulting fees	154,615	138,522	14,067,324
Project costs	242	3,129	262,930
Settlement expense and nullification fee expense	--	--	1,025,000
Other expense	26,108	22,477	1,971,529
Total operating expenses	180,965	164,128	17,326,783

Operating loss	(180,965)	(164,128)	(17,326,783)

Other income (expense):
Interest income	--	--	132,528
Interest expense	(61,315)	(61,529)	(3,174,950)
Finance fees	(3,144)	(3,825)	(76,982)
Loss on disposal of fixed assets	--	--	(2,780)
Total other income (expense)	(64,459)	(65,354)	(3,122,184)

Net Loss	(245,424)	(229,482)	(20,448,967)

Preferred stock dividends	--	--	(130,000)

Net loss allocable to common stockholders	$(245,424)	$(229,482)	$(20,578,967)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	172,127,287	149,068,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MAR 31, 2011	FOR THE THREE MONTHS ENDED MAR 31, 2010	FROM INCEPTION MAR 01, 1997 TO MAR 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(245,424)	$(229,482)	$(20,448,967)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	--	--	500,000
Depreciation and amortization	3,709	440	61,433
Loss on disposal of fixed assets	--	--	2,780
Issuance of common stock for services	--	--	6,573,215
Issuance of common stock for nullification fee	--	--	375,000
Issuance of common stock for accrued bonus	--	--	750,000
Interest expense from the issuance of common stock	--	--	709,088
Accretion of debt issuance costs	--	--	500,000
Changes in assets:
Prepaid expenses	6,176	500	5,400
Changes in liabilities:
Accounts payable and accrued expenses	78,786	88,333	1,819,298
Accrued expenses - related party	87,000	75,000	2,174,000
Accrued settlement obligation	--	--	650,000
Net cash used in operating activities	(69,753)	(65,209)	(6,328,753)

Cash flows from Investing Activities:
Payments to acquire fixed assets	--	--	(54,388)
Net cash used in investing activities	--	--	(54,388)

Cash flows from Financing Activities:
Proceeds from Advances - Related Party	--	--	(500,000)
Proceeds from notes payable, short term debt	--	--	2,103,239
Proceeds from notes payable, due to related parties	52,500	58,000	924,000
Payment on notes payable, short term debt	--	--	(20,000)
Payment on notes payable, due to related parties	--	--	(12,500)
Proceeds from the sale of preferred stock	--	--	150,000
Proceeds from the sale of common stock	--	--	3,732,000
Proceeds from common stock payable	17,000	--	107,000
Payments for loan fees	--	--	(50,000)
Payments for deferred financing costs	--	--	(50,000)
Net cash provided by financing activities	69,500	58,000	6,383,739

Net (decrease) increase in cash	(253)	(7,209)	598
Cash, beginning of year	851	7,488	--
Cash, end of year	$598	$279	$598

Cash paid for:
Interest	$--	$--	$93,212
Income Taxes	$--	$--	$--

Supplemental Schedule of Non-cash Investing and Financing Activities:
Disposal of fixed assets	$--	$--	$44,666
Common stock issued for financing costs	$--	$--	$988,300
Common stock issued for loan collateral, adjusted to fair value	$30,000	$--	$150,000
Deferred construction costs, adjusted to fair value	$11,250	$13,781	$56,250
Conversion of preferred shares	$--	$--	$14,600
Common stock issued as acquisition deposit	$--	$--	$750,000
Common stock cancelled due to business combination cancellation	$--	$--	$375,000
Common stock receivable	$--	$75,000	$-
Common stock issued to satisfy common stock payable	$--	$(30,000)	$95,000
Common stock payable, adjusted to fair value	$2,000	$--	$(65,000)
Common stock issued for website development	$--	$24,250	$40,594
Common stock issued for prepaid services	$--	$--	$67,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of Voyager Entertainment International, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Significant accounting policies disclosed therein have not changed except as noted below.

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

As used in these Notes to the condensed consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company's wholly-owned subsidiary is Voyager Viridian LLC (“Viridian”), a Nevada limited liability corporation.

These condensed consolidated financial statements include all accounts of the Company and its subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $245,424 and $229,482 for the three months ended March 31, 2011 and 2010, respectively, accumulated deficit of $20,448,967 and a working capital deficiency of $7,655,783 at March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes became effective on January 1, 2011. The Company has determined that the adoption of these changes does not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

Issued

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 2. Stockholders' Deficit

The authorized common stock of the Company consists of 200,000,000 shares of common stock with par value of $0.001 and 50,000,000 shares of preferred stock. For our preferred stock, we have designated three series: 1,500,000 shares of Series A Preferred Stock, 10,000,000 shares of Series B Preferred Stock, and 20,000,000 shares of Series C Preferred Stock, each with a par value of $0.001.

Effective March 21, 2011, the Company amended it Articles of Incorporation to designate 20,000,000 shares of Series C convertible preferred stock. The Series C convertible preferred stock carries the following rights and preferences:

•

2 to 1 voting rights per share

•

Each share has 2 for 1 conversion rights to shares of common stock

•

No redemption rights

•

Preferential liquidation rights to Series B preferred stock and common stock

•

Anti-dilution clauses in the event of a reverse split

No preferred shares were issued as of March 31, 2011.

On January 21, 2011, the Company received $7,000 through a private placement offering for 350,000 shares of common stock or $0.02 per share. As of March 31, 2011, these shares have not been issued.

On March 4, 2011, the Company received $10,000 through a private placement offering for 500,000 shares of common stock or $0.02 per share. As of March 31, 2011, these shares have not been issued.

Loan Collateral

On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. To collateralize the loan, the Company issued 7,500,000 shares of its common stock valued at $750,000, or $0.10 per share.

As of March 31, 2011, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital.

Common Stock Payable

At March 31, 2011, common stock payable consists of:

•

500,000 shares payable to an Officer of the Company, valued at $10,000, relating to the 2008 Western Acquisition Rescission. We have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital.

•

$17,000 payable relating to a private purchase agreement. The shares were issued in April 2011.

•

$20,000 payable relating to a 2008 private purchase agreement. The investor has not completed investment paperwork so that management can release the shares.

Note 3. Related Party Transactions

Synthetic Systems, Inc.

Synthetic Systems, Inc. is jointly owned by our Chief Executive Officer and Secretary.

During the three months ended March 31, 2011 and 2010, the Company incurred consulting fees of approximately $38,000 and $37,000 per month, respectively, to Synthetic Systems, Inc. for a total of $114,000 and $111,000 for each respective period. Although the Company incurs related party consulting fees on a monthly basis, cash payments are not made to Synthetic Systems, Inc. unless there is sufficient cash on hand to meet the operating needs of the Company.

The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the three months ending March 31, 2011 and 2010. The Company also paid on behalf of Synthetic Systems, Inc. office rent expenses of $9,094 and $8,820 for the three months ended March 31, 2011 and 2010, respectively.

Western Architectural

As previously disclosed in our 2010 Form 10-K, the Company executed a Contractor Agreement with Western Architectural Services, LLC ("Western") where Western would provide to the Company certain architectural services for the Las Vegas Observation Wheel Project in exchange for which the Company issued 2,812,500 shares of restricted common stock to Western. Although he was not an affiliate of the Company upon execution of the Contractor Agreement, Western's Chief Executive Officer is currently an executive officer, director and significant stockholder of the Company. We have accounted for these shares as Deferred Construction Costs in these financial statements.

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of March 31, 2011, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital due to the deferred construction cost nature of these shares.

In 2006, the Company entered into a note with Diversified Lending.  From the proceeds of the debt facility we issued $500,000 to Western and recorded an Advance – Related Party on our balance sheet.  Our Chief Operating Officer is also the Chief Executive Officer of Western. The repayment of this advance is contingent upon the production of the project. We have analyzed the collectability of this note as of March 31, 2011 and concluded that, with current economic conditions, it is unknown whether production can be secured within the next twelve months. The Company has fully allowed for the receivable. In the event that the Company secures a project site and sufficient project funding, the allowance against the advance will be reversed in reevaluation for realizable collectability.

In January 2011, the Company borrowed $10,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

In February 2011, the Company borrowed $10,000 from Western. The amount is unsecured, carries no interest and is due upon demand.

In March 2011, the Company borrowed $32,500 from Western. The amounts are unsecured, carry no interest, and are due upon demand.

As of March 31, 2011, we have received advances in the aggregate amount of $911,500 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of March 31, 2011, no payments have been made to Western.

Note 4. Fair Value

As required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred Construction Costs	$ 56,250	$ 56,250	$ -	$ -
Loan Collateral	150,000	150,000
	$ 206,250	$ 206,250	$ -	$ -
Liabilities:
Common Stock Payable – Related Party	$ 10,000	$ 10,000	$ -	$ -

The valuation of these assets and liabilities are expected to fluctuate in accordance with the market rate of the Company’s common stock.

Note 5. Subsequent Events

Subsequent to the quarter ending March 31, 2011, the following events have taken place:

On April 8, 2011, the Company received $3,000 through a private placement offering for 150,000 shares of common stock or $0.02 per share.

On April 18, 2011, the Company entered into a purchase and sale agreement with an unrelated party to purchase real estate for the construction of the L.V. Voyager Project. As a requirement, the Company delivered a cash deposit of $1,000 to execute the purchase and sale agreement. The purchase price of the property is $30,000,000, payable by cash and Series C Preferred Shares. On April 19, 2011, 7,500,000 Series C Preferred Shares, valued at $300,000, were issued. Each share is convertible into two shares of common stock. The Company has six months to complete the purchase of the land with an option of one six month extension.

On April 18, 2011, the Company engaged a contractor to serve as an advisor for a twelve month period effective as of the agreement date. On April 19, 2011, the Company issued the contractor 3,000,000 shares of common stock, valued at $45,000, or $0.015 per share, as compensation for the term of the agreement.

On April 19, 2011, the Company issued an aggregate of 1,000,000 shares of common stock to an investor who has paid a total of $20,000, or $0.02 per share, during 2011 as a result of private purchase agreements.

On April 19, 2011, the Company issued 1,000,000 shares of common stock valued at $15,000, or $0.015 per share, for services performed.

Subsequent to March 31, 2011, the Company borrowed $20,000 from Western. The amounts are unsecured, carry no interest and are due upon demand.

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

We have entered into a purchase and sale agreement to purchase real estate for the L.V. Voyager Project. The land encompasses approximately 4.89 acres in two parcels of which the observation wheel will occupy a footprint of approximately 2.37 acres and the additional acreage will be used for roads and parking within the master plan. The L.V. Voyager Project is intended to be designed as a visual icon and experience overlooking the "Las Vegas Strip". With 30 vehicles called Orbitors, the observation wheel will overlook the Las Vegas Strip as it revolves higher than a 60-story building at approximately 600 feet. One rotation in an Orbitor will last approximately 27 minutes. An on-board Navigator, part entertainer, part steward and skilled in life- safety and security, will control each Orbitor.

We have focused primarily on the development of the Observation Wheel in Las Vegas however we may entertain discussions with any interested party in other locations both domestic and international. Other than presentation materials, upon sufficient funding, the primary focus will be on completing engineering and starting the construction of an Observation Wheel.

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

For an additional detailed discussion regarding the Company's business and business trends affecting the Company and certain risks inherent in the Company's business, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

DEVELOPMENT OF OUR BUSINESS

Voyager Entertainment International, Inc., formerly named Dakota Imaging, Inc., was incorporated in North Dakota on January 31, 1991. Effective February 8, 2002, the Company completed a reverse triangular merger between Dakota Subsidiary Corp. ("DSC"), a wholly-owned subsidiary of the Company, and Voyager Ventures, Inc., a Nevada Corporation ("Ventures"), whereby the Company issued 3,660,000 shares of its Series A preferred stock in exchange for 100% of Ventures' outstanding common stock. Pursuant to the terms of the merger, DSC merged with and into Ventures and ceased to exist, and Ventures became a wholly-owned subsidiary of the Company and has been discontinued.

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

Voyager Viridian LLC, our wholly-owned subsidiary, was formed on August 3, 2009.

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

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Advances – Related Party Allowance

We report receivables at the net realizable value. Based on the facts and circumstances of the $500,000 advance issued to Western Architectural Services, LLC, and the current economic recession, it is uncertain whether the advance will be repaid in full as the repayment of the advance is contingent upon our beginning production of an observation wheel. We have fully allowed for the balance of the advance. Should we be successful in our business plan, a reversal of this allowance may be deemed necessary.

Fair Value Accounting

As required by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification (“ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

We have equity assets and liabilities that are realizable at the fair market value of our common stock based on the closing price at the period end date.

	Common Shares	March 31, 2011
Deferred Construction Costs	2,812,500	$ 56,250
Loan Collateral Costs	7,500,000	150,000
Common Stock Payable – Related Party	500,000	(10,000)
	10,812,500	$ 196,250

The valuation of these assets and liabilities are expected to fluctuate in accordance with the market rate of our common stock.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable. Shares issued to non-employees are expensed when incurred.

As a result of limited capital resources, we regularly issue shares of common stock to non-employees for compensation. For the period ended March 31, 2011 and 2010, we did not issue any shares for goods or services. We anticipate the issuance of shares for non-employee compensation until adequate capital resources can be obtained. The valuation of these issuances will be dependent on the trading value of our common stock.

We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS

As of March 31, 2011, we have not constructed an Observation Wheel and therefore have not generated revenues or incurred construction costs.

Three Month Comparison

Results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 consist of the following:

Three Months Ended	March 31, 2011	March 31, 2010	$ Change	% Change

Revenue	$ -	$ -	$ -	0%
Professional and consulting fees	154,615	138,522	16,093	12%
Project costs	242	3,129	(2,887)	(92)%
General and administrative expenses	26,108	22,477	3,631	16%
Operating loss	$ (180,965)	$ (164,128)	$ (16,837)	10%

We had operating expenses of $180,965 for the quarter ended March 31, 2011 compared to operating expenses of $164,128 for the quarter ended March 31, 2010; March 31, 2011 expenses primarily consisted of professional and consulting fees of $154,615. The 10% increase in operating expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due to a $1,000 monthly increase in related party consulting fees and an increase of $5,000 for the preparation of our Annual Report on Form 10-K. This increase in professional fees is expected to continue throughout 2011 as we engage consultants in the pursuit of the development of the L.V. Voyager Project and to assist us in analyzing possible business prospects inside and outside of the Las Vegas area. Should we be approached by interested parties outside of the Las Vegas area, travel costs in association with these ventures will be incurred.

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas during the next twelve months although we may entertain discussions with any interested party in other locations.

	March 31, 2011	December 31, 2010	$ Change	% Change
Cash	$ 598	$ 851	$ (253)	(30)%
Accounts payable and accrued expenses	1,900,037	1,821,251	78,786	4%
Due to related parties	3,085,500	2,946,000	139,500	5%
Total current liabilities	7,718,776	7,500,490	218,286	3%
Cash proceeds from the sale of common stock	17,000	7,000	10,000	143%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for cash, loans from related parties and the aging of our payables.

Cash on hand decreased $253, or 30%, as of March 31, 2011 compared to December 31, 2010. The decrease is a result of the payment of payables during the quarter upon the receipt of funding.

As of March 31, 2011, we had total current liabilities of $7,718,776 compared to $7,500,490 as of December 31, 2010.  These items increased $218,286 as a result of the aging of our payables and related party borrowings. We anticipate that our current lack of cash will result in an increase in aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses

Our accounts payable and accrued interest increased by approximately 4%, as of March 31, 2011 compared to December 31, 2010 primarily due to cash payments towards our vendors, offset by the aging of more recent expenditures and the accrual of interest on our loans. Until the payment of our loans and their corresponding interest can be made upon our initial project financing, it is likely that our interest expense will continue to accumulate.

For the remainder of the year ending 2011, we anticipate to incur recurring expenses of approximately $337,500 as a result of related party consulting, furniture and equipment leases, utilities, accounting fees, health insurance and rent expense.

Due to Related Parties

	March 31, 2011	December 31, 2010	$ Change	% Change

Accrued Expenses - Related Party	$ 2,174,000	$ 2,087,000	$ 87,000	4%
Due To - Related Party	911,500	859,000	52,500	6%
Total Related Party	$ 3,085,500	$ 2,946,000	$ 139,500	5%

The total amount Due to Related Parties increased $139,500, or 5%, as of March 31, 2011 compared to December 31, 2010 as a result of unpaid consulting services and cash advances. These items increased as our lack of cash has resulted in an increase in aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $52,500, or 6%, as of March 31, 2011 compared to December 31, 2010 as a result of borrowing capital from related parties. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of March 31, 2011, we owe $911,500 in related party loans and $2,174,000 for professional fees and unpaid bonuses. No bonuses have been issued since 2007.

The Company incurs related party consulting fees on a monthly basis however cash payments are not made unless there is sufficient cash on hand to meet the operating needs of the Company. These related party trends are likely to continue throughout 2011 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash decreased by $253, or 30%, as of March 31, 2011 due to the payment of some of our payables during the quarter. Additionally, we received $17,000 cash for the purchase of common stock, for the three months ended March 31, 2011 compared to $7,000 for the year ended December 31, 2010. Until we can launch our project, it is more likely than not that the issuance of shares for cash will be minimal during the next twelve months as a result of the apprehension shareholders have towards the volatility of the stock market. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $598 cash on hand as of March 31, 2011 compared to $851 as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2011 will be approximately $337,500.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of March 31, 2011, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's quarterly report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals (“GAAP”). Our internal control over financial reporting should include those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2011 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

Changes in internal control over financial reporting

Based on the evaluation as of March 31, 2011, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 21, 2011, the Company received $7,000 through a private placement offering for 350,000 shares of common stock or $0.02 per share.

On March 4, 2011, the Company received $10,000 through a private placement offering for 500,000 shares of common stock or $0.02 per share.

On April 8, 2011, the Company received $3,000 through a private placement offering for 150,000 shares of common stock or $0.02 per share.

On April 19, 2011, the Company issued an aggregate of 1,000,000 shares of common stock to the investor. The $20,000 in proceeds were used to meet the operating needs of the Company.

On April 19, 2011, 7,500,000 Series C Preferred Shares, valued at $300,000, or $0.02 per share as a result of a purchase and sale agreement.

On April 19, 2011, the Company issued a contractor 3,000,000 shares of common stock, valued at $45,000, or $0.015 per share, for professional fees.

On April 19, 2011, the Company issued 1,000,000 shares of common stock valued at $15,000, or $0.015 per share, for services performed.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no changes from the Defaults Upon Senior Securities described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4 – [REMOVED AND RESERVED]

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

ITEM 6 - EXHIBITS

(a) The following exhibits are filed with this report.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             VOYAGER ENTERTAINMENT INTERNATIONAL, INC.

(Registrant)

 Dated: May 10, 2011

By: /s/ Richard Hannigan

Richard Hannigan,

President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Hannigan, Sr.

Richard Hannigan, Sr.

President/CEO/Director

May 10, 2011

By: /s/ Myong Hannigan

Myong Hannigan

Secretary/Treasurer/Director

May 10, 2011

By: /s/ Tracy Jones

Tracy Jones

COO/Director

May 10, 2011