Form 10-Q
period 2011-06-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2011-08-12
CIK 1028394

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of August 12, 2011, there were 177,127,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2011

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2011	DECEMBER 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,919	$851
Prepaids	106,319	68,570
Deposits	301,000	-

Total current assets	409,238	69,421

FIXED ASSETS, net of accumulated depreciation of $4,392 and $3,642, respectively	2,028	2,779

OTHER ASSETS, net of accumulated amortization of $16,126 and $9,416, respectively	24,468	31,178

Total assets	$435,734	$103,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,969,377	$1,821,251
Accrued expenses - related party	2,262,000	2,087,000
Notes payable	1,855,000	1,855,000
Due to related parties	971,500	859,000
Loans and settlement payable	878,239	878,239
Total current liabilities	7,936,116	7,500,490

Total liabilities	7,936,116	7,500,490

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares
Series A - 1,500,000 designated, none outstanding	-	-
Series B - 10,000,000 designated, none outstanding	-	-
Series C - 20,000,000 designated, 7,500,000 and none issued and outstanding, respectively	7,500	-
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding: 177,127,287 and 172,127,287, respectively	177,127	172,127
Additional paid-in capital	13,178,054	12,771,304
Deferred construction costs paid with common stock	(56,250)	(45,000)
Loan collateral paid with common stock	(150,000)	(120,000)
Common stock payable – related party	10,000	8,000
Common stock payable	20,000	20,000
Accumulated deficit during the development stage	(20,686,813)	(20,203,543)

Total stockholders' deficit	(7,500,382)	(7,397,112)

Total liabilities and stockholders' deficit	$435,734	$103,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30, 2011	FOR THE THREE MONTHS ENDED JUNE 30, 2010	FOR THE SIX MONTHS ENDED JUNE 30, 2011	FOR THE SIX MONTHS ENDED JUNE 30, 2010	FROM INCEPTION MAR 01, 1997 TO JUNE 30, 2011
Revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional and consulting fees	138,232	125,844	292,847	264,366	14,205,556
Project costs	752	1,390	994	4,519	263,682
Settlement expense and nullification fee expense	-	-	-	-	1,025,000
Other expense	31,610	30,063	57,718	52,540	2,003,139
Total operating expenses	170,594	157,297	351,559	321,425	17,497,377

Operating loss	(170,594)	(157,297)	(351,559)	(321,425)	(17,497,377)

Other (expense) income:
Interest income	-	-	-	-	132,528
Interest expense	(65,315)	(62,205)	(126,630)	(123,734)	(3,240,265)
Finance fees	(1,937)	(3,301)	(5,081)	(7,126)	(78,919)
Loss on disposal of fixed assets	-	-	-	-	(2,780)
Total other expense	(67,252)	(65,506)	(131,711)	(130,860)	(3,189,436)

Net loss	(237,846)	(222,803)	(483,270)	(452,285)	(20,686,813)

Preferred stock dividends	-	-	-	-	(130,000)

Net loss allocable to common stockholders	$(237,846)	$(222,803)	$(483,270)	$(452,285)	$(20,816,813)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	176,087,177	151,891,023	174,118,171	150,487,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2011	FOR THE SIX MONTHS ENDED JUNE 30, 2010	FROM INCEPTION MARCH 01, 1997 TO JUNE 30, 2011
Cash Flows from Operating Activities:
Net loss	$(483,270)	$(452,285)	$(20,686,813)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debt expense	-	-	500,000
Depreciation and amortization	7,460	3,479	65,184
Loss on disposal of fixed assets	-	-	2,780
Issuance of common stock for services	15,000	12,911	6,588,215
Issuance of common stock for nullification fee	-	-	375,000
Issuance of common stock for accrued bonus	-	-	750,000
Interest expense from the issuance of common stock	-	-	709,088
Accretion of debt issuance costs	-	-	500,000
Change in assets and liabilities:
Prepaid expenses	7,253	(1,447)	6,477
Accounts payable and accrued expenses	148,125	139,163	1,888,637
Accrued expenses - related party	175,000	148,500	2,262,000
Accrued settlement obligation	-	-	650,000
Net cash used in operating activities	(130,432)	(149,679)	(6,389,432)

Cash flows from Investing Activities:
Deposit paid for real estate purchase	(1,000)	-	(1,000)
Payments to acquire fixed assets	-	-	(54,388)
Net cash used in investing activities	(1,000)	-	(55,388)

Cash flows from Financing Activities:
Proceeds from advances - related party	-	-	(500,000)
Proceeds from notes payable, short term debt	-	-	2,103,239
Proceeds from notes payable, due to related parties	112,500	143,000	984,000
Payment on notes payable, short term debt	-	-	(20,000)
Payment on notes payable, due to related parties	-	-	(12,500)
Proceeds from the sale of preferred stock	-	-	150,000
Proceeds from the sale of common stock	20,000	-	3,752,000
Proceeds from common stock payable	-	-	90,000
Payments for loan fees	-	-	(50,000)
Payments for deferred financing costs	-	-	(50,000)
Net cash provided by financing activities	132,500	143,000	6,446,739

Net increase (decrease) in cash	1,068	(6,679)	1,919
Cash, beginning of year	851	7,488	-
Cash, end of year	$1,919	$809	$1,919

Cash paid for:
Interest	$-	$-	$93,212
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Disposal of fixed assets	$-	$-	$44,666
Common stock issued for financing costs	$-	$-	$988,300
Common stock issued for loan collateral, adjusted to fair value	$30,000	$-	$150,000
Deferred construction costs, adjusted to fair value	$11,250	$12,375	$56,250
Conversion of preferred shares	$-	$-	$14,600
Common stock issued as acquisition deposit	$-	$-	$750,000
Common stock cancelled due to business combination cancellation	$-	$-	$375,000
Common stock receivable	$-	$75,000	$-
Common stock issued to satisfy common stock payable	$-	$(30,000)	$95,000
Common stock payable, adjusted to fair value	$2,000	$-	$(65,000)
Common stock issued for website development	$-	$40,594	$40,594
Common stock issued for prepaid services	$45,000	$3,395	$112,795
Preferred stock issued as deposit for real estate purchase	$300,000	$-	$300,000

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $483,270 and $452,285 for the six months ended June 30, 2011 and 2010, respectively, accumulated deficit of $20,686,813 and a working capital deficiency of $7,526,878 at June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Note 2. Real Estate Purchase Agreement

On April 18, 2011, the Company entered into a purchase and sale agreement with an unrelated party to purchase real estate for the construction of the L.V. Voyager Project. As a requirement, the Company delivered a cash deposit of $1,000 to execute the purchase and sale agreement. The purchase price of the property is $30,000,000, payable by cash and Series C Preferred Shares. On April 19, 2011, 7,500,000 Series C Preferred Shares, valued at $300,000, were issued and recorded as a deposit towards the purchase of land. Each share is convertible into two shares of common stock. The Company has six months to complete the purchase of the land with an option of one six month extension. As of June 30, 2011, the Company has not finalized the purchase of real estate.

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

•

Preferential liquidation rights to Series B preferred stock and common stock

•

Anti-dilution clauses in the event of a reverse split

Preferred Stock

On April 19, 2011, 7,500,000 Series C Preferred Shares, valued at $300,000, were issued and recorded a deposit towards the purchase of land. Each share is convertible into two shares of common stock.

Common Stock

On January 21, 2011, the Company received $7,000 through a private placement offering for 350,000 shares of common stock or $0.02 per share. These shares were issued on April 18, 2011.

On March 4, 2011, the Company received $10,000 through a private placement offering for 500,000 shares of common stock or $0.02 per share. These shares were issued on April 19, 2011.

On April 8, 2011, the Company received $3,000 through a private placement offering for 150,000 shares of common stock or $0.02 per share. These shares were issued on April 19, 2011.

On April 18, 2011, the Company engaged a contractor to serve as an advisor for a twelve month period effective as of the agreement date. On April 19, 2011, the Company issued the contractor 3,000,000 shares of common stock, valued at $45,000, or $0.015 per share, as compensation for the term of the agreement. As of June 30, 2011, the contractor has not performed any services. This issuance has been recognized as a prepaid expense.

On April 19, 2011, the Company issued 1,000,000 shares of common stock valued at $15,000, or $0.015 per share, for services performed.

Loan Collateral

On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. To collateralize the loan, the Company issued 7,500,000 shares of its common stock valued at $750,000, or $0.10 per share.

As of June 30, 2011, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital.

Common Stock Payable

At June 30, 2011, common stock payable consists of:

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

Note 4. Related Party Transactions

Synthetic Systems, Inc.

Synthetic Systems, Inc. is jointly owned by our Chief Executive Officer and Secretary.

During the six months ended June 30, 2011 and 2010, the Company incurred consulting fees of approximately $38,000 and $37,000 per month, respectively, to Synthetic Systems, Inc. for a total of $228,000 and $222,000 for each respective period. Although the Company incurs related party consulting fees on a monthly basis, cash payments are not made to Synthetic Systems, Inc. unless there is sufficient cash on hand to meet the operating needs of the Company.

The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the six months ending June 30, 2011 and 2010. The Company also paid on behalf of Synthetic Systems, Inc. office rent expenses of $17,264 and $17,833 for the six months ended June 30, 2011 and 2010, respectively.

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

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of June 30, 2011, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital due to the deferred construction cost nature of these shares.

For the six months ended June 2011, the Company borrowed $112,500 from Western. The amounts are unsecured, carry no interest, and are due upon demand.

As of June 30, 2011, we have received advances in the aggregate amount of $971,500 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of June 30, 2011, no payments have been made to Western.

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

Fair Value at June 30, 2011
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

EXECUTIVE SUMMARY AND OVERVIEW

During the next 12 months, we are continuing our efforts on the development of an Observation Wheel in Las Vegas, Nevada; however, actual production will not commence until we have sufficient capital for construction and marketing. As of the year ending December 31, 2010, the Company did not have enough cash on hand to continue operations through the next year. From time-to-time the officers of the Company loan funds to provide for operations, however, there can be no guarantees that the Company's officers and directors will continue to loan funds to the Company on an ongoing basis. We will continue to seek alternative funding sources, however, if we do not receive a substantial amount of funding it will be unlikely we can continue operations.

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

We are finalizing a purchase and sale agreement to purchase real estate for the L.V. Voyager Project. The land encompasses approximately 4.89 acres in two parcels of which the observation wheel will occupy a footprint of approximately 2.37 acres and the additional acreage will be used for roads and parking within the master plan. The L.V. Voyager Project is intended to be designed as a visual icon and experience overlooking the "Las Vegas Strip". With 30 vehicles called Orbitors, the observation wheel will overlook the Las Vegas Strip as it revolves higher than a 60-story building at approximately 600 feet. One rotation in an Orbitor will last approximately 27 minutes. An on-board Navigator, part entertainer, part steward and skilled in life- safety and security, will control each Orbitor.

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

	Common Shares	June 30, 2011
Deferred Construction Costs	2,812,500	$ 56,250
Loan Collateral Costs	7,500,000	150,000
Common Stock Payable – Related Party	500,000	(10,000)
	10,812,500	$ 196,250

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

As a result of limited capital resources, we regularly issue shares of common stock to non-employees for compensation. For the period ended June 30, 2011 and 2010, we issued 4,000,000 and 4,525,000 shares, respectively, for goods or services. We anticipate the issuance of shares for non-employee compensation until adequate capital resources can be obtained. The valuation of these issuances will be dependent on the trading value of our common stock.

We do not have any of the following:

* Off-balance sheet arrangements.

* Certain trading activities that include non-exchange traded contracts accounted for at fair value.

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS

As of June 30, 2011, we have not constructed an Observation Wheel and therefore have not generated revenues or incurred construction costs.

Three Month Comparison

Results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 consist of the following:

Three Months Ended	June 30, 2011	June 30, 2010	$ Change	% Change

Revenue	$ -	$ -	$ -	- %
Professional and consulting fees	138,232	125,844	12,388	10%
Project costs	752	1,390	(638)	(46)%
General and administrative expenses	31,610	30,063	1,547	5%
Operating loss	$ (170,594)	$ (157,297)	$ 13,297	8%

We had operating expenses of $170,594 for the quarter ended June 30, 2011 compared to operating expenses of $157,297 for the quarter ended June 30, 2010; June 30, 2011 expenses primarily consisted of professional and consulting fees of $138,232. The 8% increase in operating expenses for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is due to a $1,000 monthly increase in related party consulting fees and consulting fees incurred for appraisal services. This increase in professional fees is expected to continue throughout 2011 as we engage consultants in the pursuit of the development of the L.V. Voyager Project and to assist us in analyzing possible business prospects inside and outside of the Las Vegas area. Should we be approached by interested parties outside of the Las Vegas area, travel costs in association with these ventures will be incurred. In addition, fewer project costs were incurred to promote our business plan to prospects in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 as a result of the real estate purchase agreement entered into during the quarter.

Six Month Comparison

Results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 consist of the following:

Six Months Ended	June 30, 2011	June 30, 2010	$ Change	% Change

Revenue	$ -	$ -	$ -	- %
Professional and consulting fees	292,847	264,366	28,481	11%
Project costs	994	4,519	(3,525)	(78)%
General and administrative expenses	57,718	52,540	5,178	10%
Operating loss	$ (351,559)	$ (321,425)	$ (30,134)	9%

We had operating expenses of $351,559 for the six months ended June 30, 2011 compared to operating expenses of $321,425 for the six months ended June 30, 2010; June 30, 2011 expenses primarily consisted of professional and consulting fees of $292,847. The 9% increase in operating expenses for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is due to a $1,000 monthly increase in related party consulting fees, an increase of $5,000 for the preparation of our Annual Report on Form 10-K, and consulting fees incurred for appraisal services. This increase in professional fees is expected to continue throughout 2011 as we engage consultants in the pursuit of the development of the L.V. Voyager Project and to assist us in analyzing possible business prospects inside and outside of the Las Vegas area. Should we be approached by interested parties outside of the Las Vegas area, travel costs in association with these ventures will be incurred. In addition, fewer project costs were incurred to promote our business plan to prospects in the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 as a result of the real estate purchase agreement entered into during the quarter.

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas during the next twelve months although we may entertain discussions with any interested party in other locations.

	June 30, 2011	December 31, 2010	$ Change	% Change

Cash	$ 1,919	$ 851	$ 1,068	125%
Accounts payable and accrued expenses	1,969,377	1,821,251	148,126	8%
Due to related parties	3,233,500	2,946,000	287,500	10%
Total current liabilities	7,936,116	7,500,490	435,626	6%
Cash proceeds from the sale of common stock	20,000	7,000	13,000	186%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for cash, loans from related parties and the aging of our payables.

Cash on hand increased $1,068, or 125%, as of June 30, 2011 compared to December 31, 2010. The increase is a result of the sale of stock for cash of $20,000 and the receipt of related party loans, offset by the payment of payables during the year.

As of June 30, 2011, we had total current liabilities of $7,936,116 compared to $7,500,490 as of December 31, 2010.  These items increased $435,626 as a result of the aging of our payables, and related party borrowings. We anticipate that our current lack of cash will result in an increase in aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses

Our accounts payable and accrued interest increased by approximately 8%, as of June 30, 2011 compared to December 31, 2010 primarily due to the aging of expenditures and the accrual of interest on our loans. Until the payment of our loans and their corresponding interest can be made upon our initial project financing, it is likely that our interest expense will continue to accumulate.

For the remainder of the year ending 2011, we anticipate to incur recurring expenses of approximately $168,750 as a result of related party consulting, furniture and equipment leases, utilities, accounting fees, health insurance and rent expense.

Due to Related Parties

	June 30, 2011	December 31, 2010	$ Change	% Change

Accrued Expenses - Related Party	$ 2,262,000	$ 2,087,000	$ 175,000	8%
Due To - Related Party	971,500	859,000	112,500	13%
Total Related Party	$ 3,233,500	$ 2,946,000	$ 287,500	8%

The total amount Due to Related Parties increased $287,500, or 8%, as of June 30, 2011 compared to December 31, 2010 as a result of unpaid consulting services and cash advances. These items increased as our lack of cash has resulted in an increase in aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $112,500, or 13%, as of June 30, 2011 compared to December 31, 2010 as a result of borrowing capital from related parties. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of June 30, 2011, we owe $971,500 in related party loans and $2,262,000 for professional fees and unpaid bonuses. No bonuses have been issued since 2007.

The Company incurs related party consulting fees on a monthly basis however cash payments are not made unless there is sufficient cash on hand to meet the operating needs of the Company. These related party trends are likely to continue throughout 2011 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash increased by $1,068, or 125%, as of June 30, 2011 due to the payment of some of our payables during the quarter offset by $20,000 cash received for the purchase of common stock for the six months ended June 30, 2011. Until we can launch our project, it is more likely than not that the issuance of shares for cash will be minimal during the next twelve months as a result of the apprehension shareholders have towards the volatility of the stock market. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $1,919 cash on hand as of June 30, 2011 compared to $851 as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2011 will be approximately $168,750.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of June 30, 2011, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2011 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

Changes in internal control over financial reporting

Based on the evaluation as of June 30, 2011, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 8, 2011, the Company received $3,000 through a private placement offering for 150,000 shares of common stock or $0.02 per share. These shares were issued on April 19, 2011. The proceeds were used to meet the operating needs of the Company.

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

 Dated: August 12, 2011

By: /s/ Richard Hannigan

Richard Hannigan,

President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Hannigan, Sr.

Richard Hannigan, Sr.

President/CEO/CFO/Director

August 12, 2011

By: /s/ Myong Hannigan

Myong Hannigan

Secretary/Treasurer/Director

August 12, 2011

By: /s/ Tracy Jones

Tracy Jones

COO/Director

August 12, 2011