Form 10-Q
period 2011-09-30
VOYAGER ENTERTAINMENT INTERNATIONAL INC
filed 2011-11-14
CIK 1028394

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 14, 2011, there were 177,127,287 outstanding shares of the issuer's Common Stock, $0.001 par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,267	$851
Prepaids	94,143	68,570
Deposits	301,000	-

Total current assets	397,410	69,421

FIXED ASSETS, net of accumulated depreciation of $4,773 and $3,642, respectively	1,647	2,779

OTHER ASSETS, website development costs, net of accumulated amortization of $19,537 and $9,416, respectively	21,057	31,178

Total assets	$420,114	$103,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,038,725	$1,821,251
Accrued expenses - related party	2,351,000	2,087,000
Notes payable	1,855,000	1,855,000
Due to related parties	1,026,500	859,000
Loans and settlement payable	878,239	878,239
Total current liabilities	8,149,464	7,500,490

Total liabilities	8,149,464	7,500,490

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares
Series A - 1,500,000 designated, none outstanding	-	-
Series B - 10,000,000 designated, none outstanding	-	-
Series C - 20,000,000 designated, 7,500,000 and none issued and outstanding, respectively	7,500	-
Common stock: $0.001 par value; authorized 200,000,000 shares; issued and outstanding: 177,127,287 and 172,127,287, respectively	177,127	172,127
Additional paid-in capital	13,030,936	12,771,304
Deferred construction costs paid with common stock	(14,132)	(45,000)
Loan collateral paid with common stock	(37,500)	(120,000)
Common stock payable – related party	2,500	8,000
Common stock payable	20,000	20,000
Accumulated deficit during the development stage	(20,915,781)	(20,203,543)

Total stockholders' deficit	(7,729,350)	(7,397,112)

Total liabilities and stockholders' deficit	$420,114	$103,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010	FROM INCEPTION MAR 01, 1997 TO SEPTEMBER 30, 2011
Revenues	$-	$-	$-	$-	$-

Operating expenses:
Professional and consulting fees	135,814	133,775	428,661	398,141	14,341,370
Project costs	2,608	1,833	3,602	6,352	266,290
Bad debt expense		250,000		250,000	500,000
Settlement expense and nullification fee expense	-	-	-	-	1,025,000
Other expense	25,094	27,006	82,812	79,546	1,528,233
Total operating expenses	163,516	412,614	515,075	734,039	17,660,893

Operating loss	(163,516)	(412,614)	(515,075)	(734,039)	(17, 660,893)

Other expenses:
Interest income	-	-	-	-	132,528
Interest expense	(61,314)	(65,109)	(187,944)	(188,843)	(3,301,579)
Finance fees	(4,138)	(3,907)	(9,219)	(11,033)	(83,057)
Loss on disposal of fixed assets	-	(551)	-	(551)	(2,780)
Total other expenses	(65,452)	(69,567)	(197,163)	(200,427)	(3,254,888)

Net loss	(228,968)	(482,181)	(712,238)	(934,466)	(20,915,781)

Preferred stock dividends	-	-	-	-	(130,000)

Net loss allocable to common stockholders	$(228,968)	$(482,181)	$(712,238)	$(934,466)	$(21,045,781)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	177,127,287	154,513,947	117,125,967	101,388,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NIINE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010	FROM INCEPTION MARCH 01, 1997 TO SEPTEMBER 30, 2011
Cash Flows from Operating Activities:
Net loss	$(712,238)	$(934,466)	$(20,915,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	250,000	500,000
Depreciation and amortization	11,252	7,271	68,976
Loss on disposal of fixed assets	-	551	2,780
Issuance of common stock for services	15,000	15,151	6,588,215
Issuance of common stock for nullification fee	-	-	375,000
Issuance of common stock for accrued bonus	-	-	750,000
Interest expense from the issuance of common stock	-	-	709,088
Accretion of debt issuance costs	-	-	500,000
Change in current assets and liabilities:
Prepaid expenses	19,429	1,336	18,653
Accounts payable and accrued expenses	217,473	201,440	1,957,985
Accrued expenses - related party	264,000	231,000	2,351,000
Accrued settlement obligation	-	-	650,000
Net cash used in operating activities	(185,084)	(227,717)	(6,444,084)

Cash flows from Investing Activities:
Deposit paid for real estate purchase	(1,000)	-	(1,000)
Payments to acquire fixed assets	-	-	(54,388)
Net cash used in investing activities	(1,000)	-	(55,388)

Cash flows from Financing Activities:
Proceeds from advances - related party	-	-	(500,000)
Proceeds from notes payable, short term debt	-	-	2,103,239
Proceeds from notes payable, due to related parties	167,500	223,000	1,039,000
Payment on notes payable, short term debt	-	-	(20,000)
Payment on notes payable, due to related parties	-	-	(12,500)
Proceeds from the sale of preferred stock	-	-	150,000
Proceeds from the sale of common stock	20,000	-	3,752,000
Proceeds from common stock payable	-	-	90,000
Payments for loan fees	-	-	(50,000)
Payments for deferred financing costs	-	-	(50,000)
Net cash provided by financing activities	187,500	223,000	6,501,739

Net increase (decrease) in cash	1,416	(4,717)	2,267
Cash, beginning of year	851	7,488	-
Cash, end of year	$2,267	$2,771	$2,267

Cash paid for:
Interest	$-	$-	$93,212
Income taxes	$-	$-	$-

VOYAGER ENTERTAINMENT INTERNATIONAL, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NIINE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010	FROM INCEPTION MARCH 01, 1997 TO SEPTEMBER 30, 2011
Supplemental Schedule of Non-cash Investing and Financing Activities:
Disposal of fixed assets	$-	$40,219	$44,666
Common stock issued for financing costs	$-	$-	$988,300
Common stock issued for loan collateral, adjusted to fair value	$(82,500)	$(682,500)	$37,500
Deferred construction costs, adjusted to fair value	$(30,868)	$4,219	$14,132
Conversion of preferred shares	$-	$-	$14,600
Common stock issued as acquisition deposit	$-	$-	$750,000
Common stock cancelled due to business combination cancellation	$-	$-	$375,000
Common stock receivable	$-	$75,000	$-
Common stock issued to satisfy common stock payable	$-	$30,000	$95,000
Common stock payable, adjusted to fair value	$(5,500)	$(70,500)	$(72,500)
Common stock issued for website development	$-	$40,594	$40,594
Common stock issued for prepaid services	$45,000	$17,795	$112,795
Preferred stock issued as deposit for real estate purchase	$300,000	$-	$300,000

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

As used in these Notes to the condensed consolidated financial statements, the terms the "Company", "we", "us", "our" and similar terms refer to Voyager Entertainment International, Inc. and, unless the context indicates otherwise, its consolidated subsidiary. The Company's wholly-owned subsidiary is Voyager Viridian LLC (“Viridian”), a Nevada limited liability corporation.

These condensed consolidated financial statements include all accounts of the Company and its subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $712,238 and $934,466 for the nine months ended September 30, 2011 and 2010, respectively, accumulated deficit of $20,915,781 and a working capital deficiency of $7,752,054 at September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Issued

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing.  The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this accounting standard update will become effective for the reporting period beginning January 1, 2012.  The adoption of this guidance will not have a material impact on the Company’s financial position, result of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial position, results of operations or cash flows.

Note 2. Real Estate Purchase Agreement

On April 18, 2011, the Company entered into a purchase and sale agreement with an unrelated party to purchase real estate for the construction of the L.V. Voyager Project. As a requirement, the Company delivered a cash deposit of $1,000 to execute the purchase and sale agreement. The purchase price of the property is $30,000,000, payable by cash and Series C Preferred Shares. On April 19, 2011, 7,500,000 Series C Preferred Shares, valued at $300,000, were issued and recorded as a deposit towards the purchase of land. Each share is convertible into two shares of common stock. The Company has six months to complete the purchase of the land with an option of one six month extension. As of September 30, 2011, the Company has not finalized the purchase of real estate.

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

Effective March 21, 2011, the Company amended its Articles of Incorporation to designate 20,000,000 shares of Series C convertible preferred stock. The Series C convertible preferred stock carries the following rights and preferences:

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

On April 18, 2011, the Company engaged a contractor to serve as an advisor for a twelve month period effective as of the agreement date. On April 19, 2011, the Company issued the contractor 3,000,000 shares of common stock, valued at $45,000, or $0.015 per share, as compensation for the term of the agreement. As of September 30, 2011, the contractor has performed 10%, or $4,500, of the advisory services. The balance of 90%, or $40,500, of the issuance has been recognized as a prepaid expense.

On April 19, 2011, the Company issued 1,000,000 shares of common stock valued at $15,000, or $0.015 per share, for services performed.

Loan Collateral
On September 5, 2006, the Company entered into a note payable with Diversified Lending Group, Inc. for $1,250,000. To collateralize the loan, the Company issued 7,500,000 shares of its common stock valued at $750,000, or $0.10 per share.

As of September 30, 2011, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital.

Common Stock Payable
At September 30, 2011, common stock payable consists of:

•
500,000 shares payable to an Officer of the Company, valued at $2,500, relating to the 2008 Western Acquisition Rescission. We have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital.

•	$20,000 payable relating to a 2008 private purchase agreement. The investor has not completed investment paperwork so that management can release the shares.

Note 4. Related Party Transactions

Synthetic Systems, Inc.
Synthetic Systems, Inc. is jointly owned by our Chief Executive Officer and Secretary.

During the nine months ended September 30, 2011 and 2010, the Company incurred consulting fees of approximately $38,000 and $37,000 per month, respectively, to Synthetic Systems, Inc. for a total of $342,000 and $333,000 for each respective period. Although the Company incurs related party consulting fees on a monthly basis, cash payments are not made to Synthetic Systems, Inc. unless there is sufficient cash on hand to meet the operating needs of the Company.

The Company leased furniture and equipment from Synthetic Systems for a total of $1,150 per month for the nine months ending September 30, 2011 and 2010. The Company also paid on behalf of Synthetic Systems, Inc. office rent expenses of $24,973 and $26,942 for the nine months ended September 30, 2011 and 2010, respectively.

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

Western plans to sell the 2,812,500 shares of common stock at the time before and during the contract to purchase supplies and to pay subcontractor fees for the construction of a wheel. At the time the contract was issued the shares of the Company were trading at $6.50 per share, our current stock price is trading significantly below that amount. If at the time Western performs the services contracted and the share price is below $6.50 per share, the Company will be required to issue additional shares to Western in order for the contract to be fulfilled. Western's Chief Executive Officer is currently an affiliate of the Company which will also limit the amount of shares that can be sold based on the trading volume and shares outstanding in accordance with Rule 144 of the Securities Act of 1933. As of September 30, 2011, we have marked these shares to market using the period end closing price of our stock. The change in valuation was applied to additional-paid in capital due to the deferred construction cost nature of these shares.

For the nine months ended September 2011, the Company borrowed $167,500 from Western. The amounts are unsecured, carry no interest, and are due upon demand.

As of September 30, 2011, we have received advances in the aggregate amount of $1,026,500 from Western Architectural Services, LLC. The advances are unsecured, carry no interest and are due upon demand. As of September 30, 2011, no payments have been made to Western.

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

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred Construction Costs	$14,132	$14,132	$-	$-
Loan Collateral	37,500	37,500
	$51,632	$51,632	$-	$-
Liabilities:
Common Stock Payable – Related Party	$2,500	$2,500	$-	$-

The valuation of these assets and liabilities are expected to fluctuate in accordance with the market rate of the Company’s common stock.

Note 6. Subsequent Events

Voyager Worldwide, LLC, a subsidiary, was formed on October 18, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis ("MD&A") of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Voyager Entertainment International, Inc.," the "Company," "we," "us," and "our" refer to Voyager Entertainment International, Inc. and our subsidiary on a consolidated basis unless the context indicates otherwise.

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

Our primary costs consist mainly of professional and consulting, and accounting fees, along with those fees paid to related parties for rent expenses and printing expenses. As the project is being developed we are incurring additional architectural and travel related fees. If this project is successful there will be a significant increase in expenses for all aspects of the construction process to include an additional office set up, additional employees and continual travel.

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

We have focused primarily on the development of the Observation Wheel in Las Vegas, however, we may entertain discussions with any interested party in other locations both domestic and international. Other than presentation materials, upon sufficient funding, the primary focus will be on completing engineering and starting the construction of an Observation Wheel.

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

Voyager Viridian LLC, our wholly-owned subsidiary, was formed on August 3, 2009.  Voyager Worldwide, LLC, a subsidiary, was formed on October 18, 2011.

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

	Common Shares	September 30, 2011
Deferred Construction Costs	2,812,500	$14,132
Loan Collateral Costs	7,500,000	37,500
Common Stock Payable – Related Party	500,000	(2,500)
	10,812,500	$49,132

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

As a result of limited capital resources, we regularly issue shares of common stock to non-employees for compensation. For the period ended September 30, 2011 and 2010, we issued 4,000,000 and 9,725,000 shares, respectively, for goods or services. We anticipate the issuance of shares for non-employee compensation until adequate capital resources can be obtained. The valuation of these issuances will be dependent on the trading value of our common stock.

We do not have any of the following:

* Off-balance sheet arrangements.
* Certain trading activities that include non-exchange traded contracts accounted for at fair value.
* Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

RESULTS OF OPERATIONS

As of September 30, 2011, we have not constructed an Observation Wheel and therefore have not generated revenues or incurred construction costs.

Three Month Comparison
Results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 consist of the following:

Three Months Ended	September 30, 2011	September 30, 2010	$ Change	% Change

Revenue	$-	$-	$-	-%
Professional and consulting fees	135,814	133,775	2,039	2%
Project costs	2,608	1,833	775	42%
Bad debt expense		250,000	(250,000)	(100)%
General and administrative expenses	25,094	27,006	(1,912)	(7)%
Operating loss	$(163,516)	$(412,614)	$249,098	(60)%

We had operating expenses of $163,516 for the quarter ended September 30, 2011 compared to operating expenses of $412,614 for the quarter ended September 30, 2010; September 30, 2011 expenses primarily consisted of professional and consulting fees of $135,814. The 60% decrease in operating expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is primarily due to a $250,000 decrease in bad debt expense.  Project costs increased by 42% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 as we continued to prepare materials for investor presentations.  During the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, professional and consulting fees remained relatively the same.  Should we be approached by interested parties outside of the Las Vegas area, travel costs in association with these ventures will be incurred. In addition, there were $775 additional project costs incurred to promote our business plan to prospects in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010.

Nine Month Comparison
Results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 consist of the following:

Nine Months Ended	September 30, 2011	September 30, 2010	$ Change	% Change

Revenue	$-	$-	$-	-%
Professional and consulting fees	428,661	398,141	30,520	8%
Project costs	3,602	6,352	(2,750)	(43)%
Bad debt expense	-	250,000	(250,000)	(100)%
General and administrative expenses	82,812	79,546	3,266	4%
Operating loss	$(515,075)	$(734,039)	$218,964	(30) %

We had operating expenses of $515,075 for the nine months ended September 30, 2011 compared to operating expenses of $734,039 for the nine months ended September 30, 2010; September 30, 2011 expenses primarily consisted of professional and consulting fees of $428,661. The 30% decrease in operating expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily due to a $250,000 decrease in bad debt expense.  Included in the increase in professional and consulting fees for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is a $1,000 monthly increase in related party consulting fees, an increase in preparation fees for our Annual Report on Form 10-K and consulting fees incurred for appraisal services. This increase in professional fees is expected to continue throughout 2011 as we engage consultants in the pursuit of the development of the L.V. Voyager Project and to assist us in analyzing possible business prospects inside and outside of the Las Vegas area. Should we be approached by interested parties outside of the Las Vegas area, travel costs in association with these ventures will be incurred. In addition, fewer project costs of $2,750 were incurred to promote our business plan to prospects in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

LIQUIDITY

We plan to focus primarily on the development of the Observation Wheel in Las Vegas during the next twelve months although we may entertain discussions with any interested party in other locations.

	September 30, 2011	December 31, 2010	$ Change	% Change

Cash	$2,267	$851	$1,416	166%
Accounts payable and accrued expenses	$2,038,725	$1,821,251	$217,474	12%
Due to related parties	$3,377,500	$2,946,000	$431,500	15%
Total current liabilities	$8,149,464	$7,500,490	$648,974	9%
Cash proceeds from the sale of common stock	$20,000	$7,000	$13,000	186%

We have financed our operations during the year primarily through the use of cash on hand, issuance of stock for cash, loans from related parties and the aging of our payables.

Cash on hand increased $1,416, or 166%, as of September 30, 2011 compared to December 31, 2010. The increase is a result of the receipt of related party loans, offset by the payment of payables during the year.

As of September 30, 2011, we had total current liabilities of $8,149,464 compared to $7,500,490 as of December 31, 2010.  These items increased $648,974 as a result of the aging of our payables, and an increase in accrued interest. We anticipate that our current lack of cash will result in an increase in aging of payables and need for additional cash infusion.

Accounts Payable and Accrued Expenses
Our accounts payable and accrued interest increased by approximately 12%, as of September 30, 2011 compared to December 31, 2010 primarily due to the aging of expenditures and the accrual of interest on our loans. Until the payment of our loans and their corresponding interest can be made upon our initial project financing, it is likely that our interest expense will continue to accumulate.

For the remainder of the year ending 2011, we anticipate to incur recurring expenses of approximately $138,920 as a result of related party consulting, furniture and equipment leases, utilities, accounting fees, health insurance and rent expense.

Due to Related Parties

	September 30, 2011	December 31, 2010	$ Change	% Change

Accrued Expenses - Related Party	$2,351,000	$2,087,000	$264,000	13%
Due To - Related Party	1,026,500	859,000	167,500	19%
Total Related Party	$3,377,500	$2,946,000	$431,500	15%

The total amount Due to Related Parties increased $431,500, or 15%, as of September 30, 2011 compared to December 31, 2010 as a result of unpaid consulting services and cash advances. These items increased as our lack of cash has resulted in an increase in aging of payables to our related parties and the need for additional cash infusion from our related parties.

Additionally, loans due to related parties increased $167,500, or 19%, as of September 30, 2011 compared to December 31, 2010 as a result of borrowing capital from related parties. The receipt of funds allowed us to pay our vendors so that we could continue our operating efforts. Future borrowings may be deemed necessary to sustain our operations until alternative funding can be received.

As of September 30, 2011, we owe $1,026,500 in related party loans and $2,351,000 for professional fees and unpaid bonuses. No bonuses have been issued since 2007.

The Company incurs related party consulting fees on a monthly basis however cash payments are not made unless there is sufficient cash on hand to meet the operating needs of the Company. These related party trends are likely to continue throughout 2011 and until fiscal stability can be reached, either by project funding or through the generation of operating revenues.

CAPITAL RESOURCES

Cash increased by $1,416, or 166%, as of September 30, 2011 due to the payment of some of our payables during the nine months offset by $20,000 cash received for the purchase of common stock and loans from related parties for the nine months ended September 30, 2011. Until we can launch our project, it is more likely than not that the issuance of shares for cash will be minimal during the next twelve months as a result of the apprehension shareholders have towards the volatility of the stock market. The issuance of common stock for cash assists us in continuing our operating efforts. Should we be unable to issue common stock for cash sufficient enough to sustain our operations, either alternative capital raising efforts will proceed or operations will halt until the proper funding can be obtained.

We had $2,267 cash on hand as of September 30, 2011 compared to $851 as of December 31, 2010. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and implementing our business plan. It is possible that an agreement finalizing the security of a project site and the corresponding construction of an observation wheel may begin in the next twelve months. Assuming no such occurrences, our remaining anticipated minimum cash payments for 2011 will be approximately $138,920.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of September 30, 2011, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2011 and believe they are effective. While we believe the present control design and procedures are effective, future events affecting our business may cause the Company to modify its controls and procedures.

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

Changes in internal control over financial reporting

Based on the evaluation as of September 30, 2011, our Chief Executive Officer and Principal Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation and there were no corrective actions during the quarter with regard to significant deficiencies or material weaknesses.

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

ITEM 6 - EXHIBITS

(a) The following exhibits are filed with this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOYAGER ENTERTAINMENT INTERNATIONAL, INC.
(Registrant)

 Dated: November 14, 2011
By: /s/ Richard Hannigan
Richard Hannigan,
President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Hannigan, Sr.
Richard Hannigan, Sr.
President/CEO/CFO/Director
November 14, 2011

By: /s/ Myong Hannigan
Myong Hannigan
Secretary/Treasurer/Director
November 14, 2011

By: /s/ Tracy Jones
Tracy Jones
COO/Director
November 14, 2011